Form 10-K
period 2025-12-31
ALLSTATE CORP
filed 2026-02-20
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                            to
Commission file number 1-11840
THE ALLSTATE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3871531
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3100 Sanders Road, Northbrook, Illinois    60062
(Address of principal executive offices)    (Zip Code)
Registrant’s telephone number, including area code: (847) 402-2800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ALL	New York Stock Exchange NYSE Texas
5.100% Fixed-to-Floating Rate Subordinated Debentures due 2053	ALL.PR.B	New York Stock Exchange
Depositary Shares represent 1/1,000th of a share of 5.100% Noncumulative Preferred Stock, Series H	ALL PR H	New York Stock Exchange
Depositary Shares represent 1/1,000th of a share of 4.750% Noncumulative Preferred Stock, Series I	ALL PR I	New York Stock Exchange
Depositary Shares represent 1/1,000th of a share of 7.375% Noncumulative Preferred Stock, Series J	ALL PR J	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2025, was approximately $52.83 billion.
As of January 30, 2026, the registrant had 259,535,842 shares of common stock outstanding.
Documents Incorporated By Reference
Portions of the following documents are incorporated herein by reference as follows:
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its annual stockholders meeting to be held on May 22, 2026, (the “Proxy Statement”) to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

2025 Form 10-K Item 1. Business
Part I

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

The Allstate Corporation 1

2025 Form 10-K Item 1. Business

Allstate at a Glance
We empower customers with protection to help them achieve their hopes and dreams
We provide affordable, simple and connected protection solutions
We create opportunity for our team, economic value
for our shareholders and improve communities
211 million policies in force (“PIF”) 53,000 employees 3rd largest personal property and casualty insurer in the United States (1) $83.24 billion investment portfolio

What we do

•Auto, homeowners and other personal lines insurance
•Consumer product protection plans
•Select commercial property and casualty coverages
•Automotive protection and insurance products
•Investment portfolio management
•Roadside assistance •Identity protection •Mobility intelligence services and analytic solutions using automotive telematics information •Individual health insurance

(1) Based on 2024 statutory direct premiums written according to A.M. Best

Reportable segments

Allstate Protection (1)
Offers private passenger auto, homeowners, other personal lines and commercial insurance through exclusive agents, independent agents, contact centers and online under the Allstate, National General, Direct Auto and Answer Financial brands

Run-off Property- Liability (1)	Relates to property and casualty insurance policies written from the 1960s through the mid-1980s with exposure to asbestos, environmental and other claims in run-off

Protection Services
Protection Plans, Roadside, Dealer Services, Identity Protection and Arity provide consumer product protection plans, roadside assistance, automotive protection and insurance products, identity protection and restoration, and mobility intelligence services and analytic solutions using automotive telematics information

Corporate	Includes holding company activities and certain non-insurance operations

(1) Allstate Protection and Run-off Property-Liability segments comprise Property-Liability.

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

2 www.allstate.com

2025 Form 10-K Item 1. Business

Our Shared Purpose, Strategy and Segment Information
Established Our Shared Purpose in 2007 to articulate Allstate’s purpose and obligations to key stakeholders: customers, shareholders, employees and communities. The strategy to achieve those objectives is linked to operational execution by articulating values, operating standards and behaviors.

Our Shared Purpose

As the Good Hands...
We empower customers with protection to help them achieve their hopes and dreams	We provide affordable, simple and connected protection solutions	We create economic value for our shareholders, opportunity for our team and improve communities

Our Values •Integrity is non-negotiable •Inclusive Diversity leverages differences •Collective Success prioritizes enterprise outcomes
Our Operating Standards
•Focus on Customers         by exceeding service expectations at low costs
•Be the Best             at serving customers, developing talent and running our businesses
•Be Bold             with original ideas using speed and conviction
•Earn Attractive Returns         by providing customer value and accepting risk

Our Behaviors
•Collaborate         to implement comprehensive solutions
•Challenge Ideas         to evaluate multiple alternatives
•Provide Clarity         for expected         outcomes, authority     and accountability
•Give Feedback         that is candid and actionable

The Allstate Corporation 3

2025 Form 10-K Item 1. Business

Our strategy has two components: increase personal property-liability market share and expand protection offerings by leveraging the Allstate brand, customer base and capabilities.
Allstate Protection’s strategy is to be a low cost digital provider that offers Affordable, Simple and Connected products. Allstate Protection will increase personal lines market share through Transformative Growth. Transformative Growth is about creating a business model, capabilities and culture that continually transform to better serve customers. This is achieved through our multi-channel distribution strategy, which leverages our exclusive agency, independent agency and direct channels to deliver affordable, simple and connected protection. Transformative Growth enhanced our direct sales capabilities and successfully repositioned distribution, driving new business growth in all channels. The ultimate objective is to enhance customer value and grow all businesses by:
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

Allstate's Strategy to Create Shareholder Value

Increase Personal Property-Liability Market Share
Allstate.
NATIONAL GENERAL. an Allstate company
Answer financial.
Leveraging Allstate brand, customer base and capabilities
Allstate. PROTECTION PLANS
Allstate. DEALER SERVICES
Expand Protection Services
Allstate. IDENTITY PROTECTION
Allstate. ROADSIDE
arity

Protection Services’ strategy is to better serve and connect to customers by innovating new products and services, expand distribution and provide affordable, simple and connected protection solutions.

Protection Plans	Expand distribution and product breadth of consumer protection plans through new and existing retailers and mobile operators across North America, Europe and Asia.

Roadside	Modernize the roadside assistance business through technology and enhanced digital capabilities to deliver a superior customer experience.

Dealer Services	Expand distribution of Allstate branded protection and insurance products through auto dealerships, business partnerships and direct to consumer.

Identity Protection	Create a leading position in the identity protection and restoration market, offering full-service identity protection and expand partnership and direct to consumer distribution channels.

Arity	Provide industry-leading telematics and mobility insights to insurance companies, retailers, mapping and traffic companies, public sector and consumer mobile apps.

4 www.allstate.com

2025 Form 10-K Item 1. Business

Allstate Protection Segment
Our Allstate Protection segment accounted for 93.9% of Allstate’s 2025 consolidated insurance premiums and contract charges and 18.1% of Allstate’s December 31, 2025 PIF. This segment includes private passenger auto, homeowners and other personal lines products.
We serve our customers through three distribution channels: exclusive agency, independent agency and direct channels primarily under the Allstate and National General (including Direct Auto) brands. Our products and services are tailored to meet different customer needs and distribution preferences.

Transformative Growth

Improve Customer Value	Seeking to be a low cost provider through cost reductions and new products, identifying savings opportunities for customers through proactive protection reviews and increasing pricing sophistication

Broadening the benefits of being connected with the Allstate Mobile app and expanded use of telematics pricing sophistication

Improving customer interactions and reducing customer effort

Increasing Allstate agent efficiency and productivity, positioning them to deliver greater value to customers at lower costs

Expand Customer Access	Growing National General by expanding product offerings and independent agency relationships and leveraging Allstate pricing and product capabilities

Increasing direct channel distribution through improved customer experiences, marketing and expanding sales capacity

Increase Sophistication and Investment in Customer Acquisition	Improving the effectiveness of customer acquisition by centralizing lead management and using data and advanced computing capabilities

Optimizing marketing spend in geographic areas based on opportunity and target margin

Deploy New Technology Ecosystem	Deploying an advanced technology ecosystem to deliver affordable, simple, and connected experiences and products at a lower cost

Using generative and agentic artificial intelligence to improve customer value

Drive Organizational Transformation	Improve effectiveness and efficiency by empowering talent with decision clarity, agile business processes, measurement science and advanced technology

The Allstate Corporation 5

2025 Form 10-K Item 1. Business

Products and distribution
Allstate Protection differentiates itself by offering a comprehensive range of affordable, simple and connected protection solutions across distribution channels for specific consumer segments.

Protection Products

Insurance Products	Auto
Homeowners
Specialty auto (motorcycle, trailer, motor home and off-road vehicle)
Other personal lines (renters, condominium, landlord, boat, umbrella, manufactured home, scheduled personal property and valuable item protection)
Commercial lines
Other business lines includes commissions earned from brokered property and casualty and life and annuity products, and lender-placed products

Answer Financial	Comparison quotes and sales of Allstate, National General and non-proprietary protection insurance products

Distribution

Exclusive agency channel
In the U.S., we offer products through over 27,400 Allstate exclusive agents and licensed sales professionals. We also have 600 exclusive financial specialists who offer non-proprietary life and annuity insurance and investment products. In Canada, and on a limited basis in the U.S., we offer Allstate brand products through approximately 700 employee sales agents

Independent agency channel	In the U.S., we distribute our products through approximately 58,700 independent agent locations

Direct channel	We offer products through approximately 2,200 sales representatives in contact centers and online. Direct Auto products are also available through employees in approximately 500 retail stores

Strategy updates and additional information
Allstate exclusive agents and direct channel
Our Affordable, Simple and Connected auto and homeowners insurance products are available in 43 and 31 states, respectively, with rollout completion targeted for 2026. This includes a simplified shopping and customer experience and enhanced pricing sophistication that provides a seamless experience for customers.
Independent Agents
Our Custom360® middle market standard and preferred auto and homeowners insurance products were rolled out to 36 states at the end of 2025.

6 www.allstate.com

2025 Form 10-K Item 1. Business

Allstate Protection pricing
and risk management strategies
Our pricing and underwriting strategies and
decisions are designed to generate sustainable
profitable growth while providing affordable solutions to customers.
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
Pricing of property products is intended to
generate risk-adjusted returns that are acceptable over a long-term period. Rate increases and decreases are pursued to keep pace with loss cost trends including the impacts of inflation and losses from catastrophic events and those that are weather related (such as wind, hail, lightning and freeze not meeting our criteria to be declared a catastrophe). We also take into consideration potential customer disruption, the impact on our ability to market our products, regulatory limitations, our competitive position and profitability.
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
Our current catastrophe reinsurance program
utilizes the Company’s risk and return framework which incorporates a robust economic capital model and is informed by catastrophe risk models including hurricanes, earthquakes and wildfires. We monitor risk both in aggregate and by peril, while also evaluating model performance relative to experience and expectations of catastrophe risk trends. As of December 31, 2025, the modeled 1-in-100 probable maximum loss for hurricane, earthquake and wildfire perils is approximately $3.1 billion, net of reinsurance. We continually review aggregate risk appetite and the cost and availability of reinsurance to optimize the risk and return profile of this exposure.
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
Commercial lines strategy
The commercial lines strategy is focused on growing National General commercial auto product lines sold through exclusive and independent agents. We are expanding offerings geographically and increasing product lines, including brokered solutions to meet diverse customer needs. We no longer offer Allstate brand commercial policies.
The Allstate Corporation 7

2025 Form 10-K Item 1. Business

Other business lines
Allstate, through Ivantage Insurance Agency, collaborates with select carriers to provide complementary products in areas where Allstate has limited risk appetite, enabling us to meet a broader range of customer needs. We also offer non-proprietary life and annuity products offered by third-party providers. In addition, we provide lender-placed insurance products to customers through agreements with lenders and general agents.
Answer Financial strategy
Answer Financial is an insurance agency that sells Allstate and other insurance companies’ products directly to customers. Our strategy as a technology-enabled insurance agency is to provide comparison shopping and related services for consumers, offering choice, convenience and ease of use.
Compensation structure
Exclusive agent
Allstate exclusive agents are rewarded for customer value, profitable growth and household penetration. Compensation includes a monthly base commission as a percentage of eligible written premium, variable pay for new customer acquisition and product bundling and monthly and annual bonuses based on profitable customer growth.

Independent agent
Independent agents are rewarded for profitable growth and profit targets. Agents receive a monthly base commission as a percentage of their total eligible written premium. Annual profit share opportunity is based upon achieving premium growth and profit targets. Additional annual incentives are offered to key agency partners to reach specific growth targets.
Direct channel employee agents
Direct channel employee agents receive a base salary as well as variable compensation for selling a variety of products. Employee agents sell products through contact centers and offer Direct Auto products through retail stores.

8 www.allstate.com

2025 Form 10-K Item 1. Business

Product offerings and features

Affordable, Simple, Connected
Enhanced insurance experience and products, making them affordable, simple and connected. Examples include fewer questions for customers to answer before getting a quote, easy-to-understand coverage descriptions and customized coverage offers and an industry-leading rating plan. Offered through the exclusive agency and direct channels in 43 states for auto, 30 states for renters and 31 states for both homeowners and valuable item protection as of December 31, 2025.
Product suite includes feature options for qualified customers similar to Your Choice Auto®, such as Accident Forgiveness and Auto Replacement Protection and features such as more flexible transportation expense and expanded household composition options.

Allstate House and Home®	Featured options include Claim RateGuard®, Claim-Free Bonus, Deductible Rewards® and flexibility in options and coverages, including graduated roof coverage and pricing based on roof type and age for damage related to wind and hail events. Offered through the exclusive agency and direct channels.

Bundling Benefits
Auto customers with a qualifying property policy are provided an auto renewal guarantee and a deductible waiver (when the same event, with the same covered cause of loss, damages both auto and property). Offered in 47 states and District of Columbia (“D.C.”) as of December 31, 2025, through the exclusive agency and direct channels.

Auto Replacement Protection
Replaces a qualifying customer’s vehicle involved in a total loss accident with a newer vehicle or higher-valued vehicle. Offered in 48 states and D.C. as of December 31, 2025, through the exclusive agency and direct channels.

Custom360®
Endorsements and coverage amounts can be scaled up or down to create a custom, needs-based insurance solution for customers at all stages in life. Leverages Allstate analytics and rating plans adapted to the independent agency channel. Offered in 36 states as of December 31, 2025.

Telematics-based solutions

Drivewise®
Telematics-based program, available in 48 states and D.C. as of December 31, 2025, offered through the exclusive agency and direct channels, that uses a mobile application or an in-vehicle device to capture driving behaviors and encourage safe driving. It provides customers with information, tools and more accurate individual pricing.

Milewise®
Usage-based insurance product, available in 21 states and D.C. as of December 31, 2025, through the exclusive agency and direct channels, that gives customers flexibility to customize their insurance and pay based on the number of miles they drive.

DynamicDrive®
Mobile-based telematics application, available in 44 states as of December 31, 2025, offered through the independent agency and direct channels, used to capture driving behaviors and to more accurately rate customers.

The Allstate Corporation 9

2025 Form 10-K Item 1. Business
Competition
The personal lines insurance markets, including private passenger auto and homeowners insurance, are highly competitive. The following charts provide Allstate Protection’s combined market share compared to our principal U.S. competitors using statutory direct written premium for the year ended December 31, 2024, according to A.M. Best.

Personal lines insurance	Private passenger auto insurance	Homeowners insurance

Geographic markets
We primarily operate in the U.S. (all 50 states and D.C.) and Canada. Our top geographic markets based on 2025 statutory direct premiums are reflected below.

Personal lines insurance	Private passenger auto insurance	Homeowners insurance

10 www.allstate.com

2025 Form 10-K Item 1. Business

Protection Services Segment
Our Protection Services segment accounted for 5.0% of Allstate’s 2025 consolidated total revenue and 81.6% of Allstate’s December 31, 2025 PIF. Protection Services includes Protection Plans, Roadside, Dealer Services, Identity Protection and Arity, which offer a broad range of products and services that expand and enhance customer value propositions.

Products and distribution
Products and services

Protection Plans
Consumer protection plans and related technical support for mobile phones, consumer electronics and major appliances which provide customers protection from mechanical or electrical failure, and in certain cases, accidental damage. Also provides coverage for accidental damage on furniture

Roadside	Towing, jump-start, lockout, fuel delivery and tire change services

Dealer Services	Protection and insurance products, including vehicle service contracts, guaranteed asset protection waivers, road hazard tire and wheel, and paint and fabric protection

Identity Protection	Identity protection and restoration, consumer cybersecurity, privacy and family digital safety services

Arity
Telematics-enabled mobility insights and services created from data collected, normalized and analyzed by the Arity platform, including automotive telematics information. Product suite includes on-demand risk scoring (Arity IQ), marketing lead generation and sales, services related to leads, digital advertising, data integration, traditional telematics and data-as-a-service solutions

Distribution channels

Protection Plans	Retailers and mobile operators, in-store or online

Roadside	Allstate exclusive agents, direct to consumer, wholesale partners, affinity groups and on-demand mobile application service

Dealer Services	Independent agents selling through auto dealerships in the U.S. in conjunction with the purchase of a new or used vehicle and direct to dealers and consumers

Identity Protection
Workplace benefit programs, partnerships with financial institutions and direct to consumer delivered through enterprise partnerships, online and mobile application sales and direct to Allstate customers

Arity	Strategic partnerships to both affiliate and non-affiliate customers

Geographic markets
Protection Services primarily operates in the U.S. and Canada, with Protection Plans also offering services in Europe and Asia.
Competition
We compete on a variety of factors, including product offerings, brand recognition, financial strength, price and customer experience. The market for these services is highly competitive.
The Allstate Corporation 11

2025 Form 10-K Item 1. Business
Run-off Property-Liability Segment
Our Run-off Property-Liability segment includes results from property and casualty insurance coverage that primarily relates to policies written from the 1960s through the mid-1980s.
Management of this segment has been assigned to a designated group of professionals with expertise in claims handling, policy coverage interpretation, exposure identification, litigation and reinsurance collection. We may pursue settlement agreements including policy buybacks on direct excess commercial business when appropriate to improve the certainty of the liabilities. Settlement agreements are negotiated contracts between Allstate and third parties that generally set forth the rights and obligations of the parties, including terms of payment for claims. At the end of 2025, 66% of the gross case reserves, excluding incurred but not reported, on the run-off direct excess commercial business were attributable to settlement agreements. This group also manages other direct commercial and assumed reinsurance business in run-off and engages in reinsurance ceded and assumed commutations as required or when considered economically advantageous.
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
Corporate
Our Corporate segment is comprised of holding company activities and certain non-insurance operations, including expenses associated with strategic initiatives.
12 www.allstate.com

2025 Form 10-K Item 1. Business
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
For a discussion of regulatory contingencies, see Note 14 of the consolidated financial statements. Note 14 and Note 16 are incorporated in this Part I, Item 1 by reference. For a discussion of statutory financial information, see Note 16 of the consolidated financial statements. Allstate is also subject to regulation at the U.S. Federal level and by governments, regulators, and agencies in jurisdictions outside of the U.S. in which we conduct business.
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
For additional information regarding limitations, see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources and Liquidity of this report.
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
Insurance holding company regulation – change of control  The Allstate Corporation is a holding company and its insurance subsidiaries are subject to regulation in the jurisdictions in which they write business. In the U.S., these subsidiaries are organized under the insurance codes of Alabama, California, Florida, Illinois, Massachusetts, Mississippi, New Jersey, New York, North Carolina and Texas. Additionally, some of these subsidiaries are considered commercially domiciled in California, Florida, and Texas.
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
The Allstate Corporation 13

2025 Form 10-K Item 1. Business
domestic insurance company licensed to do business in that state. While such pre-acquisition notification statutes do not authorize the state agency to disapprove the change of control, such statutes do authorize certain remedies, including the issuance of a cease-and-desist order with respect to the non-domestic insurer if certain conditions exist, such as undue market concentration.
Thus, any transaction involving the acquisition of ten percent or more of The Allstate Corporation’s common stock would generally require prior approval by the state insurance departments in Alabama (where the threshold is five percent or more of The Allstate Corporation’s common stock), California, Florida, Illinois, Massachusetts, Mississippi, New Jersey, New York, North Carolina and Texas. Moreover, notification would be required in those other states that have adopted pre-acquisition notification provisions and where the insurance subsidiaries are admitted to transact business. Such approval requirements may deter, delay or prevent certain transactions affecting the ownership of The Allstate Corporation’s common stock.
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
The speed with which an insurer can change rates in response to competition or increasing costs depends on the location’s rating laws, which include the following categories:
•Prior approval — Regulators must approve a rate before the insurer may use it (21 locations for auto and 20 locations for home). Some of these permit insurers to make rate changes without prior approval within a limited range
•File-and-use — Insurers do not have to wait for the regulator’s approval to use a rate, but the rate must be filed with the regulatory authority prior to being used (20 locations for auto and 21 locations for home)
•Use-and-file — Requires an insurer to file rates within a certain period of time after the insurer begins using them (9 locations for auto and home)
•No filing or approval — One location for auto and home, with an immaterial amount of written premiums, does not require a filing to be submitted
Under these rating laws, the regulator has the authority to disapprove a rate filing.
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
From time to time, the personal lines insurance industry comes under pressure from state regulators, legislators, and special-interest groups to reduce, freeze, or set rates at levels that do not correspond with underlying costs, catastrophe loss exposure, and expenses. We expect this kind of pressure to persist. Allstate and other insurers are using increasingly sophisticated pricing models and rating plans that are reviewed by regulators and special-interest groups. Regulators may limit the ability of insurers to include variables in their rating plans even though they are indicative of risk. Regulators may interpret existing law or rely on future legislation or regulations to impose new restrictions that adversely affect profitability or growth. We cannot predict the impact on our business of possible future legislative and regulatory measures regarding insurance rates.
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
14 www.allstate.com

2025 Form 10-K Item 1. Business
For a discussion of these items see Note 14 of the consolidated financial statements. Note 14 is incorporated in this Part I, Item 1 by reference.
Indemnification programs  We are a participant in state-based industry pools, facilities or associations, mandating participation by insurers offering certain coverage in their state, including the Michigan Catastrophic Claims Association (“MCCA”), the New Jersey Property-Liability Insurance Guaranty Association, the North Carolina Reinsurance Facility and the Florida Hurricane Catastrophe Fund. We also sell and service Federal Government National Flood Insurance Program (“NFIP”) flood policies as an agent of the Federal Emergency Management Agency (“FEMA”).
For a discussion of these items see Note 11 of the consolidated financial statements and Part II, Item 7 - Management’s Discussion and Analysis of Reinsurance and indemnification programs. Note 11 is incorporated in this Part I, Item 1 by reference.
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
Investment regulation  Our insurance subsidiaries are subject to state regulation that specifies the types of investments that can be made and concentration limits of invested assets. Failure to comply with these rules leads to the treatment of non-conforming investments as non-admitted assets for purposes of measuring statutory surplus. Further, in some instances, these rules require divestiture of non-conforming investments. The NAIC periodically reviews the statutory accounting and risk-based capital (“RBC”) requirements for investments and makes changes from time to time.
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
Climate disclosures In October 2023, California enacted several climate disclosure bills. One of these is the Climate Corporate Data Accountability Act, which requires disclosure and assurance over greenhouse gas emissions using a phased reporting approach. The California Air Resources Board has issued proposed regulations with an initial reporting deadline of August 2026. Allstate has publicly reported its greenhouse gas inventory since 2010 and is well-positioned to comply with the new law, subject to the proposed regulations being finalized. We will continue evaluating the anticipated impacts and scope of the new laws on our reporting and disclosures.
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
The Allstate Corporation 15

2025 Form 10-K Item 1. Business
Asbestos, environmental and other run-off lines  Congress has repeatedly considered legislation to address asbestos claims and litigation in the past. We cannot predict the impact on our business of possible future legislative measures regarding asbestos.
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
16 www.allstate.com

2025 Form 10-K Item 1. Business
Human Capital
Allstate’s success is highly dependent on human capital and a strong organizational culture. Allstate defines organizational culture as a self-sustaining system of values, expectations, practices, and beliefs that drive organizational priorities, decisions and outcomes. Allstate encourages employees to proactively manage their career so it is integrated into their personal purpose. This includes investing in and holding management accountable for employee development and maintaining a culture aligned with Our Shared Purpose at all levels. Our culture supports Allstate as we transform to become the lowest cost protection provider with an affordable, simple, connected experience.
We invest in talent development and employee engagement, health, safety and well-being because this contributes to Allstate’s success. Allstate is one of 136 organizations spanning 19 countries and 44 industries to receive the World's Most Ethical Companies designation. In 2025, we are one of two honorees in the Property & Casualty industry. As of December 31, 2025, Allstate had approximately 53,000 full-time employees and 300 part-time employees.
Allstate’s human capital management focuses on the following priorities:
Talent development and employee engagement We strive to make Allstate a place where employees find purpose, growth, belonging and shared success. Our flexible work environment and focus on holistic support continue to strengthen talent attraction, retention and engagement.
•Purpose-driven impact: Employees consistently report a strong sense of connection to Allstate’s purpose and the difference their work makes in people’s lives. Our engagement results remain well above industry benchmarks, reflecting pride in our mission and leadership.
•Personal growth: We expanded opportunities for continuous learning, supporting career advancement through degree and certification programs, leadership development, and early career enrichment experiences that help new talent thrive.
•Individuality and inclusion: We continue to foster an environment where people feel seen, heard, and respected. Feedback from global surveys shows employees value the flexibility to balance individual needs with enterprise priorities.
•Attractive rewards: Competitive pay, recognition programs, and benefits continue to reinforce Allstate as an employer of choice, with many employees advancing into new roles within the company.
•Winning team: Employees describe Allstate as a collaborative, high-performing culture where teams rally around shared goals to strive to outperform competitors and support one another’s success, core to how we deliver for our customers and each other.
Employee well-being and safety We believe in a culture of well-being and take our responsibility to care for employees’ physical, mental and emotional health seriously.
•We expanded our workplace well-being strategy based on employee feedback, offering greater flexibility in how, when and where work gets done, and tailoring programs through personalized well-being assessments that also help lower benefit costs.
•Thrive 365 and other engagement initiatives bring well-being to life year-round through learning, connection, and access to holistic resources that support personal and collective wellness.
•All full and part-time employees are eligible for paid family care leave from their first day, reinforcing our support for life outside of work.
•Programs such as Coffee Connections and Leadership Connectivity Standards strengthen belonging and purposeful in-person engagement across teams.
•A culture of recognition and openness is reinforced through our global peer-to-peer recognition program with more than 1 million recognitions in 2025 and our “Speak Up” process that encourages employees to raise concerns confidently.
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
Allstate supports and funds voluntary, employee-led Employee Impact Groups (“EIGs”) and Business Impact Groups (“BIGs”) that are open to all employees. EIGs and BIGs make our company stronger by enhancing employee connection, belonging and engagement, resulting in better business results and service for our customers. EIGs help foster a sense of belonging by focusing on development, engagement and collaboration. BIGs focus on creating opportunities for employees to solve business problems and serve as an incubator for innovation, collaboration and professional development. Analysis from 2025 shows that EIG members at Allstate have a 15% lower turnover than non-members. In 2025, 28% of our Allstate U.S. workforce participated in at least one EIG. Officers from across the enterprise leverage their time, networks and resources to support the EIGs and BIGs,
The Allstate Corporation 17

2025 Form 10-K Item 1. Business
and positively impact employee engagement and retention at Allstate.
Our early career programs, including apprenticeship, internship and development programs, are designed to build skills through on-the-job experiences, formal learning and peer learning. These programs attract a variety of backgrounds and experiences.
Allstate continues to make significant progress on Allstate’s talent strategy, including a focus on skills-based hiring by eliminating degree requirements for jobs where having a degree is not required. Allstate also focuses on prioritizing internal hiring and developing, strengthening and retaining existing talent.
In addition to the above discussion of our employees, please see information about Allstate agents under the captions “Allstate Protection Segment - Products and Distribution” and “Compensation Structure” in Part I, Item 1 of this report.
Website
Our website is www.allstate.com. The Allstate Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports that we file or furnish pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available on the Investor Relations section of our website (www.allstateinvestors.com), free of charge, as soon as reasonably practicable after they are electronically filed or furnished to the SEC and available at www.sec.gov. In addition, our Corporate Governance Guidelines, our Global Code of Business Conduct, and the charters of our Audit Committee, Compensation and Human Capital Committee, Executive Committee, Nominating, Governance and Social Responsibility Committee and Risk and Return Committee are available on the Investor Relations section of our website. The information found on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document filed with the SEC.

Other Information About Allstate
•Allstate’s four reportable segments use shared services, including human resources, investment, finance, information technology and legal services, provided by Allstate Insurance Company and other affiliates.
•Seasonal patterns of severe or inclement weather typically result in higher claim volumes and increased claims expense within the Allstate Protection segment.
•“Allstate®” is a very well-recognized brand name in the United States. We use the “Allstate®”, “National General®” and “Answer Financial®” brands extensively in our business. We also provide additional protection products and services through “Allstate® Protection Plans”, “Allstate® Dealer Services”, “Allstate® Roadside”, “Arity®”, “Allstate® Identity Protection”, “Allstate® Health Solutions”, and “Esurance®”, among others. These brands, products and services are supported with the related service marks, logos, and slogans. Our rights in the United States to these names, service marks, logos and slogans continue as long as we continue to use them in commerce. Many service marks used by Allstate are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them.
18 www.allstate.com

2025 Form 10-K Item 1. Business
Information about our Executive Officers
The following table sets forth the names of our executive officers as of February 1, 2026, their ages, positions and business experience. “AIC” refers to Allstate Insurance Company. Each of the officers named below may be removed from office at any time, with or without cause, by the board of directors of the relevant company.

Name	Age	Position with Allstate and Business Experience
Thomas J. Wilson	68	Chairman of the Board (May 2008 to present), President (June 2005 to January 2015 and February 2018 to present), and Chief Executive Officer (January 2007 to present) of The Allstate Corporation and AIC.
Elizabeth A. Brady	61	Executive Vice President, Chief Marketing, Customer and Communications Officer of AIC (January 2020 to present).
Andréa M. Carter	56
Executive Vice President and Chief Human Resources Officer of AIC (May 2025 to present); Senior Executive Vice President and Chief Human Resources Officer of Global Payments, Inc. (July 2020 to March 2025).

Christine M. DeBiase	57
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

John E. Dugenske	59
Chief Financial Officer of The Allstate Corporation (October 2025 to present), President, Investments and Corporate Strategy of AIC (September 2022 to present); President, Investments and Financial Products of AIC (January 2020 to September 2022); Executive Vice President and Chief Investment and Corporate Strategy Officer of AIC (January 2018 to January 2020).

Eric K. Ferren	52
Senior Vice President, Controller and Chief Accounting Officer of The Allstate Corporation and AIC (May 2024 to present); Chief Financial Officer of Revantage (April 2024 to May 2024); Senior Vice President, Controller, and Chief Accounting Officer of The Allstate Corporation (May 2017 to September 2019) and Senior Vice President of AIC (May 2014 to April 2024).

Suren Gupta	64
Executive Vice President, President, Protection Products & Enterprise Services of AIC (August 2023 to present); President, Enterprise Services (October 2022 to August 2023); Executive Vice President, Chief Information Technology and Enterprise Services Officer of AIC (January 2020 to October 2022).

Zulfikar Jeevanjee	61
Executive Vice President and Chief Information Officer of AIC (October 2022 to present); Senior Vice President, Chief Technology Officer, CVS Health (February 2021 to September 2022); Senior Vice President, Chief Enterprise Architect of AIC (November 2018 to February 2021).

Jesse E. Merten	51
Executive Vice President, President, Property-Liability of AIC (October 2025 to present); Executive Vice President and Chief Financial Officer of The Allstate Corporation and AIC (September 2022 to October 2025); President, Financial Products of AIC (May 2020 to September 2022).

Mark Q. Prindiville	58	Executive Vice President and Chief Risk Officer of AIC (May 2020 to present).
Mario Rizzo	59
Executive Vice President, Chief Operating Officer of AIC (October 2025 to present); Executive Vice President, President, Property-Liability of AIC (September 2022 to October 2025); Executive Vice President and Chief Financial Officer of The Allstate Corporation and AIC (January 2018 to September 2022).

The Allstate Corporation 19

2025 Form 10-K Item 1. Business
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
20 www.allstate.com

2025 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures
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
• Complexity and uncertainty of loss cost estimates and reserves
• Claim frequency and severity volatility
• Catastrophes and severe weather
•Ability to obtain approval for rate increases or new products
• Investment results are subject to market volatility and valuation judgments

• Highly competitive industry
• Changing consumer preferences
• New or changing technologies
•Ineffective Transformative Growth strategy
• Ability to maintain catastrophe reinsurance programs and limits
• Fluctuations in financial strength and ratings
• Loss of key business relationships
• Cybersecurity and privacy events
• Ability to attract, develop and retain talent

• Adverse changes in economic and capital market conditions
• Large-scale disruptive or destabilizing events
• Changing climate conditions
• Evolving environmental and social expectations of stakeholders
• Regulatory and political changes

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
For further details, see MD&A, Application of Critical Accounting Estimates.
Increases in the frequency or severity of property and casualty claims may adversely affect our results of operations and financial condition
A significant increase in claim frequency could adversely affect the results of operations and financial condition. Changes in mix of business, miles driven, weather patterns, driving behaviors, technology or
The Allstate Corporation 21

2025 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

other factors can lead to changes in claim frequency. We may experience volatility in claim frequency, and short-term trends may not be predictive of future losses over the longer term.
The following factors have and may continue to impact claim severity for auto bodily injury, auto physical damage (including collision and property damage) and homeowners coverages:
•Bodily injury — more severe accidents, an increase in claims with attorney representation, higher medical consumption and inflation
•Vehicle physical damage — inflation, supply chain disruptions, labor shortages, labor rates, tariffs impacting vehicle and parts prices, increased repair costs for components that have embedded advanced driver assistance systems such as cameras and sensors, length of claim resolution, delays in the receipt of third-party carrier claims, and a higher mix of total losses
•Homeowners — inflation in the construction industry, building materials and home furnishings, changes in the mix of loss type, changes in building codes and other economic and environmental factors, including short-term supply imbalances for services, supplies in areas affected by catastrophes, labor shortages, labor rates and tariffs
Catastrophes and severe weather events may subject us to significant losses
Catastrophic events could adversely affect operating results and cause them to vary significantly from one period to the next. Climate change could contribute to increased variability of catastrophe losses and underwriting results. Also, liquidity could be constrained by a catastrophe, or multiple catastrophes, which could result in extraordinary losses, sales of investments or a downgrade of our debt or financial strength ratings.
Catastrophic losses are caused by wind and hail, wildfires, tornadoes, hurricanes, tropical storms, earthquakes, severe freeze events, volcanic eruptions, terrorism, cyberattacks, civil unrest, industrial accidents and other such events.
Our personal property insurance business may incur catastrophe losses greater than:
•Those experienced in prior years
•The expected level used in pricing
•Current reinsurance coverage limits
•Loss estimates from hurricane and earthquake models at various levels of probability
Property and casualty businesses are subject to claims arising from severe weather events such as wildfires, winter storms, rain, hail and high winds. The incidence and severity of weather conditions resulting in claims are extremely volatile.
The total number of policyholders affected by the event, the severity of the event and the coverage provided contribute to catastrophe and severe weather losses. Increases in the insured values of covered property, geographic concentration and the number of policyholders exposed to certain events could increase the severity of claims from catastrophic and severe weather events. Where appropriate and supportable, the Company pursues subrogation of its losses resulting from catastrophes and severe weather events. These efforts may be impacted by external factors that vary by jurisdiction, including developments in the law that may restrict subrogation recoveries, including such claims against utility companies.
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
Price competition and changes in regulation and underwriting standards in property and casualty businesses may adversely affect the results of operations and financial condition
The personal property-liability market is highly competitive with carriers competing through underwriting, advertising, price, customer service, innovation and distribution. Changes in regulatory standards regarding underwriting and rates could also affect the ability to predict future losses and could impact profitability. Competitors may alter underwriting standards, lower prices, have more sophisticated pricing models, introduce new products and features and increase advertising, which could result in lower growth and retention and decrease our competitive position. A decline in the growth or relative profitability of the property and casualty businesses could have a material effect on the results of operations and financial condition.
A regulatory environment that requires rates and products to be approved, can dictate underwriting practices and mandate participation in loss sharing arrangements, may increase the time to market of rate increases, new products or use of advanced technologies and adversely affect results of operations and financial condition
Regulatory approval of rates, especially during inflationary periods, may restrict rate changes that may be required to achieve targeted levels of profitability and returns on equity. If we are unsuccessful, the results of operations could be negatively impacted. Certain states impose or are contemplating regulatory limitations on the amount of profit that insurance companies may earn. If our returns exceed regulatory thresholds, we may be required to issue premium credits, refunds, or implement retroactive rate adjustments to comply with applicable law. Additionally, future regulatory reforms regarding insurance rating, modifications to profit caps, or enforcement practices may make it more difficult to utilize rates that appropriately reflect the risk.
22 www.allstate.com

2025 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures
Regulatory restrictions or potential delays in the regulatory approval process for new products and features or the use of advanced technologies, non-traditional data sources, or large language models may impact our ability to innovate and enhance the competitiveness of our product offerings in the marketplace.
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
Our investment portfolios are subject to market risk, including interest rate risk and equity price risk, and declines in credit quality which may adversely affect or create volatility in investment income and cause realized and unrealized losses
We continually evaluate investment management strategies since we are subject to risk of loss due to adverse changes in interest rates, equity prices, credit spreads, real estate values, currency exchange rates and liquidity. Adverse changes have and may continue to occur due to changes in monetary and fiscal policy, inflation, unemployment, economic growth, geopolitical events and the economic climate, liquidity of a market or market segment, investor return expectations or risk tolerance, insolvency or financial distress of key market makers or participants, instability of the banking sector, or changes in market perceptions of credit worthiness.
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
•Imposition of new or increased tariffs
•Supply chain disruptions, labor shortages, macro trends impacting real estate supply and demand and other factors may have an adverse impact on investment valuations and returns
•Weak performance of general and joint venture partners and underlying investments unrelated to general market or economic conditions could lead to declines in investment income and cause realized losses in limited partnership interests
•Concentration in any particular issuer, industry, asset type, collateral type, group of related industries, geographic sector or risk type
The approaches we use to actively manage exposure to market risk, including rebalancing existing asset or liability portfolios, changing the type of investments purchased in the future and use of derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased may not perform as intended or expected, resulting in higher than expected realized and unrealized losses.
The amount and timing of net investment income, capital contributions and distributions from performance-based investments, which primarily include limited partnership interests that are recorded on a lag, can fluctuate significantly due to the underlying investments’ performance or changes in market or economic conditions. Additionally, these investments are less liquid than publicly traded investments and although secondary markets exist, they are limited and may require sales at significant discounts to carrying value based on market conditions.
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
The Allstate Corporation 23

2025 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

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
We update our evaluations regularly and reflect changes in credit losses in the results of operations. Our conclusions may ultimately prove to be incorrect as assumptions, facts and circumstances change. When estimating credit loss allowances, historical loss trends, consideration of current conditions and forecasts may not be indicative of future changes in credit losses and additional amounts may need to be recorded in the future.
Participation in indemnification programs subjects us to the risk that reimbursement for qualifying claims and claims expenses may not be received
Participation in state-based industry pools, facilities and associations may have a material, adverse effect on the results of operations and financial condition. Our largest exposure is associated with the Michigan Catastrophic Claim Association (“MCCA”), a state-mandated indemnification mechanism for qualified Personal Injury Protection losses that exceed a specified level. To the extent the MCCA’s current and future assessments are insufficient to reimburse its ultimate obligation on existing claims to member companies, our ability to obtain the 100% indemnification for ultimate losses could be impaired.
We also sell and service NFIP flood policies as an agent of FEMA. The Company is fully indemnified for claims and claim expenses and does not retain any ultimate risk for the indemnified business. Congressional authorization and funding for the NFIP is subject to freezes, including during a government shutdown. Delays in the payment of claims and claim expenses due to authorization or funding freezes, or changes to the administration of the NFIP by the federal government, could result in our customers not receiving payment for qualifying claims, impact the ability to service customer policies or delay the receipt of our fees for services from the NFIP.
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

Business, strategy and operations
We operate in markets that are highly competitive
Markets in which we operate are highly competitive, and we must continually refine and improve products and services to maintain our reputation, enhance brand perception, and remain competitive. Negative publicity or other negative events could harm our reputation and brand perception, adversely impacting customer, employee and other relationships. If we are unsuccessful in generating new business, retaining customers or renewing contracts, or if marketing efforts and investments in brand enhancements are unsuccessful, our ability to maintain or increase premiums written or the ability to sell products could be adversely impacted.
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
24 www.allstate.com

2025 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures
Our ability to adequately and effectively price and personalize products is affected by the evolving nature of consumer needs and preferences, market and regulatory dynamics, broader use of telematics-based rate segmentation and potential change in consumer demand.
There is also significant competition for producers, such as exclusive and independent agents and their licensed sales professionals. Growth and retention may be materially affected if we are unable to attract and retain effective producers or if those producers are unable to attract and retain their licensed sales professionals or customers.
Changing consumer preferences may adversely impact the demand for our products which may adversely impact the business
Growth and retention may be impacted if customer preferences change and we are unable to effectively adapt our business model, technology and processes, including maintaining competitive products and allowing consumers to interact with us how they choose. Some competitors may offer a broader or more personalized array of products than we do, or a more favorable customer experience. The business could be impacted by our ability to attract, serve and retain customers through distribution channels that they prefer.
Our business may also be adversely impacted by new or changing technologies and new business models affecting the auto insurance industry
Increasing adoption of newer technologies such as advanced driver assistance systems and autonomous vehicles or changes in business models that increase ride or car sharing could disrupt the demand for products, create coverage issues, impact the frequency or severity of losses, or reduce the size of the automobile insurance market causing our auto insurance business to decline. Since auto insurance constitutes a significant portion of the overall business, we may be more sensitive than other insurers and more adversely affected by trends that could decrease auto insurance rates or reduce demand for auto insurance over time.
Our competitive position depends on our ability to successfully deploy advanced technologies
Technological advancements and innovation are occurring at a rapid pace that may continue to accelerate. Nontraditional competitors could enter the insurance market and further accelerate these trends. Our competitive position could be impacted if we are unable to deploy advanced technologies in a cost effective and competitive manner or if our competitors more rapidly or successfully deploy advanced technologies in their businesses.
Innovations must be implemented in an ethical and responsible manner, in compliance with applicable laws and regulations. The maturity and effectiveness of forms of artificial intelligence technology are rapidly evolving. Regulatory restrictions on the use or development of artificial intelligence may impose additional compliance or reporting obligations, which may materially adversely affect our operations or ability to write business profitably in one or more jurisdictions.
Technological changes may require extensive modifications to our systems and processes and extensive coordination with and reliance on the systems, technology and operations of third parties. If we are unable to adapt to or bring such advancements and innovations to market, the quality and marketability of our products, our relationships with customers and agents, competitive position and business prospects may be materially affected. Changes in technology related to collection and application of data regarding customers could expose us to regulatory or legal actions and may have a material adverse effect on our business, reputation, results of operations and financial condition.
Changes in technology and customer preferences may impact the ways in which we invest in marketing and customer acquisition, interact and do business with customers and design products. We may not be able to leverage new technologies effectively or in a timely manner, which could have an adverse effect on the results of operations and financial condition.
Executing our strategy to advance and innovate technology, including leveraging artificial intelligence, has and may continue to impact our workforce as we require new and different skills to achieve our strategic goals. Advancements in technology, business process redesign and changes in consumer preferences may also impact our workforce needs in the future.
Transformative Growth strategy may not be effective
The Transformative Growth strategy is to accelerate growth by improving customer value, expanding customer access, increasing sophistication and investment in customer acquisition, deploying a new technology ecosystem and driving organizational transformation.
As part of the strategy, we have developed and continue to develop new insurance and non-insurance products and services to provide affordable, simple and connected protection through multiple distribution channels. We have also expanded our product and service offerings through acquisitions and may continue to do so. If the strategy is not implemented effectively, growth and profitability objectives could be adversely impacted. Lost business opportunities may result due to slower than anticipated speed to market. New products and services may not be as profitable as existing products, may not perform as well as we expect and may change risk exposures. External forces including competitor actions or regulatory changes may also have an adverse effect on the value generated from the transformation.
Our catastrophe management strategy may adversely affect premium growth
Catastrophe risk management actions have led us to reduce the size of the homeowners business in certain states, including customers with auto and other personal lines products, and may negatively impact future sales. Adjustments to the business structure,
The Allstate Corporation 25

2025 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

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
For additional details, see Note 12 of the consolidated financial statements.
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
Acquisitions or divestitures of businesses may not produce anticipated benefits, resulting in operating difficulties, unforeseen liabilities or asset impairments
The ability to achieve certain anticipated financial benefits from the acquisition of businesses depends in part on our ability to successfully grow and integrate the businesses consistent with anticipated acquisition economics. Financial results could be adversely affected by unanticipated performance or compliance issues, unforeseen liabilities, transaction-related charges, diversion of management time and resources to acquisition integration challenges or growth strategies, loss of key employees, challenges in integrating information technology systems and failure of cybersecurity controls, amortization of expenses related to intangibles, charges for impairment of long-lived assets or goodwill and indemnifications.
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
26 www.allstate.com

2025 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures
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
•Investment management services
•Financial and business support services
We continue to identify ways to improve operating efficiency and reduce cost, which may result in additional outsourcing arrangements or increased reliance on third-party technologies in the future. We may not be successful transitioning work to a vendor or a key vendor could become unable to continue to provide products or services, fail to meet service level standards, fail to protect our confidential, proprietary, and other information or deploy new technologies, such as artificial intelligence, in a manner that has an adverse impact on our operations. Additionally, if plans to restore and recover critical systems, data and operations along with vendor contingencies do not sufficiently address business interruptions, we may suffer operational impairments and financial losses.
The failure of cyber or other information security controls, could result in a loss or disclosure of confidential information, damage to our reputation, additional costs and impair our ability to conduct business effectively
We use technology algorithms, machine based learning, artificial intelligence and data to perform necessary business functions. There are threats that could impact our ability to protect our data and systems; if the threats materialize, they could impact:
•Confidentiality — protecting our data from disclosure to unauthorized parties
•Integrity — ensuring data is not changed accidentally or without authorization and is accurate
•Availability — ensuring our data and systems are accessible to meet business needs
We collect, use, store or transmit a large amount of confidential, proprietary and other information (including personal information of customers, claimants and employees) in connection with the operation of our business. Systems are subject to increased risk of cyberattacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering.
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
These risks may increase in the future as threats become more sophisticated. The risk of cyberattacks could be exacerbated by geopolitical tensions, including hostile actions taken by state-sponsored and terrorist organizations.
Integrated operational risk and return management processes and practices may not be sufficient to timely detect, mitigate and respond to cybersecurity operational risks, including those posed by the use of third-party services (e.g., cloud technology, software as a service) and artificial intelligence. Service providers and other vendors may
The Allstate Corporation 27

2025 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

also be subject to cybersecurity risks and our efforts to review and assess their security controls may not be successful in preventing or mitigating the effects of such events.
Enterprise resilience is critical to the ability to restore business operations following a significant operational event
Significant operational events may result in the shutdown, disruption, degradation or unavailability of one or more of our or third party systems or facilities, unanticipated problems with disaster recovery processes, or a support failure from external providers. Lack of operational resiliency or the failure to restore business operations after a significant operational event could have an adverse effect on our ability to conduct business, reputation and on results of operations and financial condition, particularly if those events affect computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of employees were unavailable or unable to access systems due to such a disaster or event, our ability to effectively conduct business could be severely compromised.
Our ability to attract, develop, and retain talent to maintain appropriate staffing levels and a successful work culture is critical to our success
Competition for qualified employees with highly specialized knowledge in areas such as underwriting, data and analytics, technology and cybersecurity, is intense.
Factors that affect our ability to attract, develop and retain employees and maintain a successful work culture include:
•Compensation and benefits
•Training and employee engagement programs
•Reputation as a successful business with a culture of fair hiring, and of training and promoting qualified employees
•Hybrid work models, the design and location of physical workspaces and expectations for employee collaboration
•Recognition of and response to changing trends and other circumstances that affect employees
•Ability to develop employees and create new roles that align with our automation priorities and deliver greater levels of customer value
The unexpected loss of key personnel could have a material adverse impact on our business because of the loss of their skills, knowledge of our products and offerings and years of industry experience and, in some cases, the difficulty of promptly finding qualified replacement personnel.

Macro, regulatory and risk environment
Conditions in the global economy and capital markets could adversely affect the business and results of operations
Global economic and capital market conditions could adversely impact demand for our products, returns on our investment portfolio and results of operations. The conditions that may have the largest impact on our business include:
•Low or negative economic growth
•Interest rate levels
•Rising inflation increasing claims and claims expense
•Trade policy actions, such as tariffs and quotas
•Substantial increases in delinquencies or defaults on debt
•Significant downturns in the market value or liquidity of our investment portfolio
•Prolonged downturn in equity valuations
•Reduced consumer spending and business investment
Stressed conditions, volatility and disruptions in global capital markets or financial asset classes could adversely affect our investment portfolio. Our assumptions about portfolio diversification may not hold across market conditions, which could lead to heightened investment losses.
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
Widespread disruptive or destabilizing events may have an adverse effect on our business
Disruptive or destabilizing events such as a large-scale pandemic, the occurrence of terrorism, military actions, political and social unrest, declines in trust in government and businesses or other events may result in loss of life, property damage, and disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets, changes in interest rates, reduced liquidity and economic activity caused by such events. Additionally, such events could have a material effect on sales, liquidity and operating results.
28 www.allstate.com

2025 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures
Losses from changing climate and weather conditions may adversely affect financial condition, profitability or cash flows
Increased global temperatures affect the occurrence of certain natural events, such as increasing the frequency or severity of wind, tornado, hailstorm and thunderstorm events due to increased convection in the atmosphere. There could also be more frequent wildfires in certain geographies, more flooding and the potential for increased severity of losses. As a result, incurred losses from such events and the demand, price and availability of reinsurance coverages for automobile and homeowners insurance may be affected.
Climate change may also impair our ability to identify and quantify potential losses and offer customers products at an affordable price. The investment portfolio is also subject to the effects of climate change.
Due to significant variability associated with future climate conditions, we are unable to predict the impact climate change will have on our businesses.
Our practices relating to environmental and social matters may not meet stakeholders' expectations
Some existing or potential investors, customers, employees, regulators, and other stakeholders evaluate business practices according to a variety of environmental and social standards and expectations, including those related to climate change and inclusive diversity.
Stakeholder expectations on environmental and social issues are continually evolving and not always well defined or readily measurable. Our practices may not meet the expectations of stakeholders or we may fail to meet our commitments. Existing and potential customers and business partners may choose not to do business with us and potential applicants and employees may choose not to work for us based on our business practices, policies and actions. We may face adverse regulatory, investor, media, political or other scrutiny leading to business, reputational or legal challenges.
Evolving privacy and data security regulation and increased focus on enforcement could impact our business, increase costs and any violations could subject us to regulatory fines and reputational impact
Personal information is subject to an increasing number of federal, state, local and international laws and regulations regarding privacy and data security, as well as contractual commitments. Any failure or perceived failure by us to comply with such obligations may result in governmental enforcement actions and fines, litigation or public statements against us by consumer advocacy groups or others and could cause our employees and customers to lose trust in us, which could have an adverse effect on our reputation and business.
For additional information, see the Regulation section, Privacy Regulation and Data Security.
We are subject to extensive regulation, and uncertainty around the interpretation and implementation of regulations in the U.S. and internationally, and potential further restrictive regulation may increase operating costs and limit growth
We largely operate in the highly regulated insurance and broader financial services sectors and are subject to extensive laws, regulations, executive orders and directives that are complex and subject to change. Changes may lead to additional expenses, increased legal exposure, delays or increased reserve or capital requirements limiting our ability to grow or to achieve targeted profitability. Moreover, laws and regulations are administered and enforced by governmental authorities that exercise interpretive latitude, including:
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
There is risk that one regulator’s or enforcement authority’s interpretation of a legal issue may change to our detriment. There is also a risk that changes in the overall legal environment may cause us to change our views regarding the actions we need to take from a risk management perspective. This could necessitate changes to practices that may adversely impact the business. In some cases, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, not holders of securities that we issue. These laws and regulations may limit the ability to grow or to improve the profitability of the business.
We conduct business outside of the United States, including customer, vendor and business partner relationships, process and information technology operations, and outsourcing of certain business functions. Our operations, vendors and business partnerships outside of the U.S. are subject to additional regulatory requirements and operating and political risks. Changes in tax policy or imposition of fees and restrictions could increase the cost of operations or disrupt or limit our ability to operate outside of the U.S., whether directly through our operations or indirectly through our vendors, suppliers, or service providers. In addition, governments outside of the U.S. have in the past and may in the future adopt laws and regulations applicable to our non-U.S. subsidiaries, including laws related to privacy, data security, human rights and the environment, that carry
The Allstate Corporation 29

2025 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures

penalties for non-compliance based on consolidated enterprise revenue. We may incur substantial costs and other negative consequences if any of these risks occur, including an adverse effect on our business, results of operations and financial condition.
Regulatory and federal agency reforms may make it more expensive for us to conduct our business
Regulatory and federal agency reforms, including potential changes in the role of FEMA in coordinating disaster response, lapses in the authorization or changes in administration of the NFIP and potential discontinuation or disruption to the National Oceanic and Atmospheric Administration’s or the National Center for Atmospheric Research’s weather forecasting and modeling may impact the insurance industry and increase costs. In addition, state laws, enforced by a variety of regulators, on issues such as privacy and cybersecurity may also increase expenses and require additional compliance activities.
The Federal Insurance Office, Financial Stability Oversight Council or other federal government agencies may enact reforms that affect the state insurance regulatory framework. The potential impact of state or federal measures that change the nature or scope of insurance and financial regulation is uncertain but may make it more expensive for us to conduct business and limit our ability to grow or maintain profitability.
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
For additional information, see Note 14 of the consolidated financial statements.

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
Misconduct or fraudulent acts by employees, agents and third parties may expose us to financial loss, disruption of business, regulatory assessments and reputational harm
The Company is susceptible to past and future misconduct or fraudulent activities by employees, representative agents, vendors, customers and other third parties. These activities could include:
•Fraud against the Company, its employees and its customers through illegal or prohibited activities
•Unauthorized acts or representations, unauthorized use or disclosure of personal or proprietary information, deception, and misappropriation of funds or other benefits
•Violations of the Company’s Global Code of Business Conduct, including public-facing statements by employees that violate our policies
30 www.allstate.com

2025 Form 10-K Part I - Item 1A. Risk Factors and Other Disclosures
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
The Chief Information Security Officer (“CISO”) regularly updates the Audit Committee and Allstate Board on the Program status, cybersecurity risk management, the control environment, emerging threat intelligence and key risk and performance measurements.
Our CISO is responsible for the development and execution of the security strategy which protects Allstate’s information from external and internal cybersecurity threats. She has over 16 years of experience leading cybersecurity and digital transformation in the financial services industry and government.
Risk management and strategy
The Enterprise Risk and Return Council manages cybersecurity risks. The CISO monitors, makes mitigating decisions about, and escalates information security risks that are outside the Company’s established risk tolerance. Additionally, she provides executive sponsorship of information security controls and oversees the development and review of the information security policy and enterprise security standards.
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
Allstate also has a cybersecurity resiliency strategy that enhances our ability to anticipate, withstand and recover from cybersecurity attacks and maintain the availability of our critical business operations. Cybersecurity resiliency plans improve our recovery speed to protect Allstate and its customers against adverse impacts due to ransomware and other cybersecurity events.
Item 2.  Properties
In North America, we occupy approximately 645 retail stores, administrative, data processing, claims handling and other support facilities that total 501 thousand square feet owned and 2.6 million square feet leased.
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
Item 4.  Mine Safety Disclosures
Not applicable.
The Allstate Corporation 31

2025 Form 10-K
Part II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of January 30, 2026, there were 51,225 holders of record of The Allstate Corporation’s common stock. The principal market for the common stock is the New York Stock Exchange (“NYSE”), where our common stock trades under the trading symbol “ALL”. Our common stock is also listed on the NYSE Texas.
Common stock performance graph
The following performance graph compares the cumulative total shareholder return on Allstate common stock for a five-year period (December 31, 2020 to December 31, 2025) with the cumulative total return of the S&P Property and Casualty Insurance Index (S&P P/C) and the S&P 500 stock index.

Value at each year-end of $100 initial investment made on December 31, 2020
	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Allstate	$100.00	$109.88	$130.03	$138.27	$194.41	$214.07
S&P P/C	$100.00	$117.51	$139.69	$154.70	$209.20	$228.84
S&P 500	$100.00	$128.68	$105.36	$133.03	$166.28	$195.98

32 www.allstate.com

2025 Form 10-K

Issuer purchases of equity securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum approximate dollar value that may yet be purchased under the plans or programs (3)
October 1, 2025 - October 31, 2025
Open Market Purchases	813,575	$200.10	813,003
November 1, 2025 - November 30, 2025
Open Market Purchases	628,730	$206.44	623,716
December 1, 2025 - December 31, 2025
Open Market Purchases	693,725	$207.20	691,474
Total	2,136,030	$204.27	2,128,193	$260	million
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
October: 572
November: 5,014
December: 2,251
(2)From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.
(3)On February 26, 2025, the Board of Directors authorized a common share repurchase program for $1.50 billion which must be completed by September 30, 2026.
Item 6.  [Reserved]
None.
The Allstate Corporation 33

2025 Form 10-K
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

34 www.allstate.com

2025 Form 10-K

2025 Highlights
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
This section of this Form 10-K generally discusses 2025 and 2024 results and year-to-year comparisons between 2025 and 2024. Discussions of 2023 results and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in Management’s Discussion and Analysis (“MD&A”) in Part II, Item 7. of our annual report on Form 10-K for 2024, filed February 24, 2025.
Further analysis of our insurance segments Allstate Protection and Run-off Property-Liability, together Property-Liability Operations, and Protection Services, is provided in MD&A. The segments are consistent with the way in which the chief operating decision maker reviews financial performance and makes decisions about the allocation of resources. The dispositions of the employer voluntary benefits (“EVB”) and group health businesses did not qualify for discontinued operations. The Allstate Health and Benefits segment is no longer a reportable segment, with results of this segment recast to reflect only the results of the EVB and group health businesses. The retained individual health business, previously included in the Allstate Health and Benefits segment, is a non-reportable segment with results included in all other for all periods presented.
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
Macroeconomic impacts
Macroeconomic factors have and may continue to impact the results of our operations, financial condition and liquidity, such as U.S. government fiscal and monetary policies, the Russia/Ukraine conflict, supply chain disruptions and labor shortages. These factors should be considered when comparing the current period to prior periods. Macroeconomic impacts are disclosed in Part 1 “Item 1A. Risk Factors’’, including the risk factors titled “Widespread disruptive or destabilizing events may have an adverse effect on our business” and “Conditions in the global economy and capital markets could adversely affect the business and results of operations”.
Tariffs Beginning on April 2, 2025, the U.S. government announced additional tariffs on goods imported to the U.S. We regularly evaluate scenarios to understand the potential impact of tariffs on our businesses and incorporate estimates of the impact into our development of reserves for claims. The evolving and uncertain global trade environment makes it difficult to predict the full effect on our business and it may take time for the impact of inflation to become evident. The following factors may impact operations at levels beyond what we are currently observing:
•Higher new and used vehicle pricing and replacement parts, increasing claims costs in Allstate Protection and Dealer Services
The Allstate Corporation 35

2025 Form 10-K
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
Dispositions
On April 1, 2025, we closed the sale of American Heritage Life Insurance Company and American Heritage Service Company, comprising our employer voluntary benefits business. We recorded a gain on the sale of $888 million or $641 million, after-tax for the year ended December 31, 2025.
On July 1, 2025, we closed the sale of Direct General Life Insurance Company, NSM Sales Corporation and The Association Benefits Solution, LLC, comprising the group health business. We recorded a gain on sale of $715 million or $499 million, after-tax for the year ended December 31, 2025.
See Note 4 of the consolidated financial statements for further information on the EVB and group health dispositions.
Financial Highlights
($ in millions)

Consolidated net income applicable to common shareholders was $10.17 billion in 2025 compared to net income of $4.55 billion in 2024, primarily due to higher underwriting income and gains on dispositions.
Total revenue increased 5.6% to $67.69 billion in 2025 compared to 2024, primarily due to higher auto and homeowners insurance policies in force and premium rate increases.
Net investment income increased $357 million to $3.45 billion in 2025 compared to 2024, primarily due to higher market-based and performance-based investment results.
Financial Position
Investments totaled $83.24 billion as of December 31, 2025, increasing from $72.61 billion as of December 31, 2024.
Allstate shareholders’ equity was $30.61 billion as of December 31, 2025 and $21.44 billion as of December 31, 2024. The increase is primarily due to net income and an increase in unrealized net capital gains on investments in 2025, partially offset by common share repurchases and dividends to shareholders.
Book value per diluted common share (ratio of Allstate common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $108.45 as of December 31, 2025, an increase of 49.9% from $72.35 as of December 31, 2024.
Return on average Allstate common shareholders’ equity for the twelve months ended December 31, 2025, was 42.3%, an increase of 16.5 points from 25.8% for the twelve months ended December 31, 2024.

36 www.allstate.com

2025 Form 10-K Property-Liability

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
For segment results, services provided by Protection Services to Allstate Protection are not eliminated as management considers those transactions in assessing the results of the respective segments. The effects of inter-segment transactions are eliminated in the consolidated results.
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
•PIF: policy counts are based on items rather than customers. A multi-car customer would generate multiple item (policy) counts, even if all cars were insured under one policy. Lender-placed policies are excluded from policy counts.
•New issued applications: item counts of automobile or homeowner insurance applications for insurance policies that were issued during the period, regardless of whether the customer was previously insured by another Allstate brand.
•Average premium-gross written (“average premium”): gross premiums written divided by issued item count. Gross premiums written include the impacts from discounts, surcharges and ceded reinsurance premiums and exclude the impacts from mid-term premium adjustments and premium refund accruals. Average premiums represent the appropriate policy term for each line, typically six months for an auto policy and twelve months for a homeowners policy.
•Implemented rate changes: represents the impact in the locations (U.S. states, the District of Columbia or Canadian provinces) where rate changes were implemented during the period as a percentage of total prior year-end premiums written.

The Allstate Corporation 37

2025 Form 10-K Property-Liability

Underwriting results
($ in millions, except ratios)	2025	2024	2023
Premiums written	$59,546	$55,926	$50,347

Premiums earned	$57,682	$53,866	$48,427
Other revenue	2,051	1,895	1,545
Claims and claims expense	(36,777)	(39,118)	(40,453)
Amortization of DAC	(7,003)	(6,676)	(6,070)
Other costs and expenses	(7,176)	(6,630)	(5,255)
Restructuring and related charges	(54)	(51)	(143)
Amortization of purchased intangibles	(183)	(206)	(235)
Underwriting income (loss)	$8,540	$3,080	$(2,184)

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$4,959	$5,334	$5,660
Catastrophe reserve reestimates (1)	—	(370)	(24)
Total catastrophe losses	$4,959	$4,964	$5,636

Non-catastrophe reserve reestimates (1)	$(1,810)	$62	$574
Prior year reserve reestimates (1)	(1,810)	(308)	550

GAAP operating ratios
Loss ratio	63.8	72.6	83.5
Expense ratio (2)	21.4	21.7	21.0
Combined ratio	85.2	94.3	104.5
Effect of catastrophe losses on combined ratio	8.6	9.2	11.6
Effect of prior year reserve reestimates on combined ratio	(3.1)	(0.5)	1.2
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	—	(0.7)	—
Effect of restructuring and related charges on combined ratio	0.1	0.2	0.3
Effect of amortization of purchased intangibles on combined ratio	0.3	0.3	0.5
Effect of Run-off Property-Liability business on combined ratio	0.3	0.2	0.2
(1)Reserve releases are shown in parentheses.
(2)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
38 www.allstate.com

2025 Form 10-K Allstate Protection

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

Underwriting results
	For the years ended December 31,
($ in millions)	2025	2024	2023
Premiums written	$59,546	$55,926	$50,347

Premiums earned	$57,682	$53,866	$48,427
Other revenue	2,051	1,895	1,545
Claims and claims expense	(36,626)	(39,050)	(40,364)
Amortization of DAC	(7,003)	(6,676)	(6,070)
Other costs and expenses	(7,173)	(6,625)	(5,251)
Restructuring and related charges	(54)	(51)	(142)
Amortization of purchased intangibles	(183)	(206)	(235)
Underwriting income (loss)	$8,694	$3,153	$(2,090)

Catastrophe losses	$4,959	$4,964	$5,636
Underwriting income was $8.69 billion in 2025 compared to $3.15 billion in 2024, primarily due to increased premiums earned and the benefit of prior year reserve releases, partially offset by higher expenses.

Underwriting income (loss)
	For the years ended December 31,
($ in millions)	2025	2024	2023
Auto	$5,724	$1,810	$(1,109)
Homeowners	2,393	1,319	(803)
Other personal lines (1)	190	67	(39)
Commercial lines	137	(240)	(265)
Other business lines (2)	239	185	115
Answer Financial	11	12	11
Total	$8,694	$3,153	$(2,090)
(1)Includes renters, condominium, landlord, boat, umbrella, manufactured home, scheduled personal property and valuable item protection products.
(2)Other business lines represents commissions earned from brokered property and casualty and life and annuity products, and lender-placed products.

Change in underwriting results from 2024 to 2025
($ in millions)
The Allstate Corporation 39

2025 Form 10-K Allstate Protection

Change in underwriting results from 2023 to 2024
($ in millions)

Premium measures and statistics include PIF, new issued applications and average premiums. Premiums written is the amount of premiums charged for policies issued during a fiscal period. Premiums are considered earned and are included in the financial results on a pro-rata basis over the policy period. The portion of premiums written applicable to the unexpired term of the policies is recorded as unearned premiums on the Consolidated Statements of Financial Position.

Premiums written
	For the years ended December 31,
($ in millions)	2025	2024	2023
Auto	$38,649	$37,296	$33,958
Homeowners	16,565	14,416	12,584
Other personal lines	3,265	3,068	2,519
Commercial lines	402	495	720
Other business lines	665	651	566
Total premiums written	$59,546	$55,926	$50,347

Premiums earned
	For the years ended December 31,
($ in millions)	2025	2024	2023
Auto	$38,090	$36,475	$32,940
Homeowners	15,363	13,360	11,739
Other personal lines	3,134	2,823	2,387
Commercial lines	419	609	811
Other business lines	676	599	550
Total premiums earned	$57,682	$53,866	$48,427

Policies in force
(In thousands)	2025	2024	2023
Auto	25,504	24,936	25,283
Homeowners	7,697	7,511	7,338
Other personal lines	4,898	4,870	4,863
Commercial lines	176	213	284
Total	38,275	37,530	37,768
Auto insurance premiums written increased 3.6% or $1.35 billion in 2025 compared to 2024, primarily due to the following factors:
•Rate increases that moderated from the prior year. In 2025, rate increases of 3.5% were implemented resulting in a total insurance premium impact of 2.6%
•PIF increased 2.3% or 568 thousand to 25,504 thousand as of December 31, 2025 compared to December 31, 2024
•Increased new issued applications in all channels
•In states where we are achieving acceptable returns, we will focus on implementing rates to keep pace with increasing costs and explore opportunities for rate investments towards growth
40 www.allstate.com

2025 Form 10-K Allstate Protection

Auto premium measures and statistics
	2025	2024	2023	2025 vs. 2024
New issued applications (in thousands)
Allstate Protection by channel
Exclusive agency	3,129	2,579	2,294	21.3%
Independent agency	2,786	2,276	1,989	22.4
Direct	2,987	2,247	1,632	32.9
Total new issued applications	8,902	7,102	5,915	25.3

Allstate brand average premium	$850	$843	$757	0.8%
Homeowners insurance premiums written increased 14.9% or $2.15 billion in 2025 compared to 2024, primarily due to the following factors:
•Higher Allstate brand average premiums resulting from rate increases and inflation in insured home replacement costs, combined with policies in force growth
•In 2025, rate increases of 7.6% were implemented resulting in a total estimated insurance premium impact of 5.1%, excluding the impact of changes in insured home replacement costs
•PIF increased 2.5% or 186 thousand to 7,697 thousand as of December 31, 2025 compared to
December 31, 2024, primarily in the direct and exclusive agency channels, partially offset by a reduction in the independent agency channel
•Increased new issued applications in the exclusive agency and direct channels
In Florida, we are not writing new homeowners business and are substantially complete with the non-renewal of certain policies. We may not be able to grow in certain states without regulatory or legislative reforms that enable customers to be provided coverage at appropriate risk adjusted returns.

Homeowners premium measures and statistics
	2025	2024	2023	2025 vs. 2024
New issued applications (in thousands)
Allstate Protection by channel
Exclusive agency	982	946	800	3.8%
Independent agency	172	226	232	(23.9)
Direct	233	133	79	75.2
Total new issued applications	1,387	1,305	1,111	6.3

Allstate brand average premium	$2,263	$2,021	$1,812	12.0%
Other personal lines premiums written increased 6.4% or $197 million in 2025 compared to 2024, primarily due to increases in landlords and personal umbrella policies, partially offset by a decrease in auto assigned risk policies purchased from other carriers. We are not writing new condominium business in Florida.
Commercial lines premiums written decreased 18.8% or $93 million in 2025 compared to 2024, due to the strategic decision for the Allstate brand to stop writing new business and non-renew certain policies. We are offering comprehensive commercial products, including brokered solutions, to customers through our exclusive agency, independent agency and direct channels.
Other business lines premiums written increased 2.2% or $14 million in 2025 compared to 2024, due to growth in the lender-placed homeowners business, partially offset by lower lender-placed auto premiums.
GAAP operating ratios include loss ratio, expense ratio and combined ratio to analyze our profitability trends. Frequency and severity changes are used to describe the trends in loss costs.
The Allstate Corporation 41

2025 Form 10-K Allstate Protection

Combined ratios
	For the years ended December 31,
	Loss ratio			Expense ratio (3)			Combined ratio
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Auto	63.4	72.7	82.8	21.6	22.3	20.6	85.0	95.0	103.4
Homeowners	62.8	68.1	85.4	21.6	22.0	21.4	84.4	90.1	106.8
Other personal lines (1)	77.4	85.9	82.0	16.5	11.7	19.6	93.9	97.6	101.6
Commercial lines	40.3	111.5	105.8	27.0	27.9	26.9	67.3	139.4	132.7
Other business lines (2)	34.7	55.8	48.4	29.9	13.3	30.7	64.6	69.1	79.1

Total	63.5	72.4	83.3	21.4	21.7	21.0	84.9	94.1	104.3
Impact of amortization of purchased intangibles				0.3	0.3	0.5	0.3	0.3	0.5
Impact of restructuring and related charges				0.1	0.2	0.3	0.1	0.2	0.3
(1)Expense ratio includes other revenue of $185 million, $223 million and $57 million in 2025, 2024 and 2023, respectively, for fees on auto assigned risk policies.
(2)Expense ratio includes profit-sharing commissions on lender-placed business, which increased in 2025 as losses declined and decreased in 2024 due to higher losses.
(3)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios
	For the years ended December 31,
	Loss ratio			Effect of catastrophe losses			Effect of prior year reserve reestimates			Effect of catastrophe losses included in prior year reserve reestimates
	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023
Auto	63.4	72.7	82.8	1.4	2.2	2.1	(4.9)	(1.0)	0.7	(0.1)	(0.1)	(0.2)
Homeowners	62.8	68.1	85.4	26.6	27.8	38.6	(0.1)	(2.9)	0.8	0.3	(2.4)	0.3
Other personal lines	77.4	85.9	82.0	9.0	12.8	14.6	4.1	7.7	0.8	(0.4)	(0.2)	(0.8)
Commercial lines	40.3	111.5	105.8	—	2.8	3.7	(35.3)	27.3	10.4	(0.2)	(0.8)	1.0
Other business lines	34.7	55.8	48.4	9.5	11.9	7.5	(6.7)	—	2.2	—	—	—
Total	63.5	72.4	83.3	8.6	9.2	11.6	(3.4)	(0.7)	1.0	—	(0.7)	—
Auto loss ratio decreased 9.3 points in 2025 compared to 2024 driven by increased earned premiums, lower claim frequency and the benefit of prior year non-catastrophe reserve releases. Estimated report year 2025 incurred claim severity for Allstate brand increased compared to report year 2024 for major coverages due to higher repair costs, mix of total loss frequency, medical consumption and attorney representation. We continue to enhance our claims practices to manage loss costs by increasing resources and expanding re-inspections and accelerating resolution of bodily injury claims.
Homeowners loss ratio decreased 5.3 points in 2025 compared to 2024, primarily due to increased premiums earned. Gross claim frequency, excluding catastrophes, decreased in 2025 compared to 2024 while paid claim severity, excluding catastrophes, increased due to a mix of fire and wind/hail perils. Homeowner paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the period.
Other personal lines loss ratio decreased 8.5 points in 2025 compared to 2024, primarily due to increased premiums earned, partially offset by higher non-catastrophe losses.
Commercial lines loss ratio decreased 71.2 points in 2025 compared to 2024, primarily due to the benefit of prior year reserve releases and lower losses, partially offset by a decrease in premiums earned driven by the strategic decision for the Allstate brand to stop writing new business and non-renew policies.
Other business lines loss ratio decreased 21.1 points in 2025 compared to 2024, primarily due to lower losses and the benefit of prior year non-catastrophe reserve releases.
Catastrophe losses decreased 0.1% or $5 million in 2025 compared to 2024.
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
42 www.allstate.com

2025 Form 10-K Allstate Protection

Catastrophe losses by the type of event
	For the years ended December 31,
($ in millions)	Number of events	2025		Number of events	2024	Number of events	2023
Hurricanes/tropical storms	—	$—		5	$1,180	3	$66
Tornadoes	—	—		2	85	4	189
Wind/hail	110	3,952		113	3,832	136	5,065
Wildfires	4	1,049		10	71	4	335
Freeze/other events	1	2		2	166	2	5
Prior year reserve reestimates (1)		60			(370)		(24)
Prior year Nationwide aggregate reinsurance recoveries		(60)			—		—
Current year Nationwide aggregate reinsurance recoveries		(44)			—		—
Total catastrophe losses	115	$4,959	(2)	132	$4,964	149	$5,636
(1)Includes reinsurance recoveries.
(2)Gross losses before reinsurance recoverables and reinstatement premiums were $6.2 billion.
Catastrophe management
Historical catastrophe experience For the last ten years, the average annual impact of catastrophes on our loss ratio was 8.8 points, but it has varied from 7.1 points to 11.6 points. The impact of homeowners catastrophes on the homeowners loss ratio in 2025 was 26.6 points compared to the average annual impact for the last ten years of 28.1 points. Over time, we have limited our aggregate insurance exposure to catastrophe losses in certain regions of the country that are subject to high levels of natural catastrophes by our participation in various state facilities. For further discussion of these facilities, see Note 14 of the consolidated financial statements. However, the impact of these actions may be diminished by the growth in insured values, the effect of state insurance laws and regulations and we may not be able to maintain our current level of reinsurance or purchase new reinsurance protection in amounts we consider sufficient at acceptable prices. In addition, in various states we are required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers including the California FAIR Plan Association. Because of our participation in these and other state facilities such as wind pools, we may be exposed to losses that surpass the capitalization of these facilities and to assessments from these facilities.
We have continued to take actions to maintain an appropriate level of exposure to catastrophic events while continuing to meet the needs of our customers, including the following:
•Continuing to limit or not offer new homeowners, manufactured home and landlord package policy business in certain coastal geographies. Additionally, we:
–Reduced our exposure to high-risk areas, including California and Florida. We have decreased our overall homeowner exposure in California by more than 50% since 2007. Additionally, from 2016 to 2022 we wrote a limited number of homeowners policies in select areas of California. We stopped writing new homeowners and condominium business in California in 2022. In Florida, we stopped writing new condominium business in 2022 and new homeowners business in 2023. As a result, since December 31, 2024, PIF has declined by approximately 5% and 15% in California and Florida, respectively.
–Continue to write homeowners coverage, excluding in Florida, through our excess and surplus lines carrier, North Light Specialty Insurance Company (“North Light”), for properties with a higher risk of catastrophes or where customers do not meet certain criteria. These policies can include earthquake coverage (other than fire following earthquakes) that is currently ceded via quota share reinsurance.
•Increased capacity in our brokerage platform for customers not offered an Allstate policy. As of December 31, 2025, Ivantage had $2.86 billion non-proprietary premiums under management.
•Ceded wind exposure related to insured property located in wind pool eligible areas in certain states.
•Generally require higher deductibles for tropical cyclone than all peril deductibles which are in place for a large portion of coastal insured properties.
•Include coverage for flood-related auto comprehensive losses within our reinsurance program to reduce the additional catastrophe exposure, beyond the property lines, for auto customers who have purchased comprehensive damage coverage.
•Provide options of coverage for roof damage, including graduated coverage and pricing based on roof type and age.
Hurricanes  We consider the greatest areas of potential catastrophe losses due to hurricanes to be major metropolitan centers along the eastern and gulf coasts of the United States. The average premium on a
The Allstate Corporation 43

2025 Form 10-K Allstate Protection
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
Earthquakes  We do not offer earthquake coverage in most states. We retain approximately 19,000 PIF with earthquake coverage, with the largest number of policies located in Kentucky, due to regulatory and other reasons. We purchase reinsurance in Kentucky and enter into arrangements in many states to make earthquake coverage available through our brokerage platform.
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
Fires following earthquakes  Under a standard homeowners policy we cover fire losses, including those caused by an earthquake. Actions taken related to our risk of loss from fires following earthquakes include restrictive underwriting guidelines in California for new business writings, purchasing reinsurance for Kentucky personal lines property risks, and purchasing nationwide reinsurance coverage, excluding Florida.
Wildfires  Actions taken related to managing our risk of loss from wildfires include purchasing nationwide occurrence reinsurance, new and renewal inspection programs to identify and remediate wildfire risk as well as leveraging underwriting criteria. While these programs are designed to mitigate risk, the exposure to wildfires still exists. We continue to manage our exposure and seek appropriate returns. In addition, as explained in Note 14 of the consolidated financial statements, Allstate is subject to assessments from the California FAIR Plan Association providing insurance for property losses.
Severe convective storms We consider the areas of highest potential for catastrophic losses from wind, hail and tornado activity to be major metropolitan regions extending from the Great Plains through the Southeastern United States. We have mitigated our risk of severe convective storm loss by purchasing homeowners nationwide reinsurance coverage, utilized enhanced underwriting processes using aerial imagery, and have continued to provide options of coverage and price that are predicated on roof characteristics.
To manage the exposure, we may implement further actions, similar to those already taken, in geographies where we are not achieving appropriate returns. However, we may maintain or opportunistically increase our presence in areas where adequate risk adjusted returns can be achieved.
Catastrophe reinsurance  The total cost of our property catastrophe reinsurance programs, excluding reinstatement premiums, during 2025 was $1.23 billion compared to $1.11 billion during 2024. Catastrophe placement premiums reduce net written and earned premium with approximately 83% of the reduction related to homeowners premium. A description of our current catastrophe reinsurance program appears in Note 11 of the consolidated financial statements.
Expense ratio decreased 0.3 points in 2025 compared to 2024, primarily due to higher earned premium growth relative to costs, partially offset by an increase in advertising costs.
44 www.allstate.com

2025 Form 10-K Allstate Protection

Impact of specific costs and expenses on the expense ratio
	For the years ended December 31,
($ in millions, except ratios)	2025	2024	2023	2025 vs 2024	2024 vs 2023
Amortization of DAC	$7,003	$6,676	$6,070	$327	$606
Advertising expense	2,100	1,863	638	237	1,225
Other costs and expenses, net of other revenue	3,022	2,867	3,068	155	(201)
Amortization of purchased intangibles	183	206	235	(23)	(29)
Restructuring and related charges	54	51	142	3	(91)
Total underwriting expenses	$12,362	$11,663	$10,153	$699	$1,510

Premiums earned	$57,682	$53,866	$48,427	$3,816	$5,439

Expense ratio
Amortization of DAC	12.1	12.4	12.5	(0.3)	(0.1)
Advertising expense	3.6	3.5	1.3	0.1	2.2
Other costs and expenses, net of other revenue	5.3	5.3	6.4	—	(1.1)
Subtotal	21.0	21.2	20.2	(0.2)	1.0
Amortization of purchased intangibles	0.3	0.3	0.5	—	(0.2)
Restructuring and related charges	0.1	0.2	0.3	(0.1)	(0.1)
Total expense ratio	21.4	21.7	21.0	(0.3)	0.7
Deferred acquisition costs  We establish a DAC asset for costs that are related directly to the acquisition of new or renewal insurance policies, principally agent, employee and broker remuneration, and premium taxes. DAC is amortized to income over the period in which premiums are earned.

DAC balance as of December 31 by product type
($ in millions)	2025	2024
Auto	$1,319	$1,302
Homeowners	1,163	958
Other personal lines	219	182
Commercial lines	33	31
Other business lines	69	75
Total DAC	$2,803	$2,548
The Allstate Corporation 45

2025 Form 10-K Run-off Property-Liability
Run-off Property-Liability Segment
The Run-off Property-Liability segment includes results from property and casualty insurance coverage that primarily relates to policies written from the 1960s through the mid-1980s. Our exposure to asbestos, environmental and other run-off lines claims arises principally from direct excess commercial insurance, assumed reinsurance coverage, direct primary commercial insurance and other businesses in run-off. We may pursue settlement agreements including policy buybacks on direct excess commercial business when appropriate to improve the certainty of the liabilities. Settlement agreements are negotiated contracts between Allstate and third parties that generally set forth the rights and obligations of the parties, including terms of payment for claims. For additional information on our strategy and outlook, see Part I, Item 1. Business - Strategy and Segment Information.

Underwriting results
	For the years ended December 31,
($ in millions)	2025	2024	2023
Claims and claims expense
Asbestos claims	$(63)	$(19)	$(44)
Environmental claims	(27)	(10)	(18)
Other run-off lines	(61)	(39)	(27)
Total claims and claims expense	(151)	(68)	(89)
Operating costs and expenses	(3)	(5)	(5)
Underwriting loss	$(154)	$(73)	$(94)
Underwriting losses in 2025 of $154 million and $73 million in 2024 primarily related to our annual reserve review using established industry and actuarial best practices and loss adjustment expenses. The reserve reestimates are included as part of claims and claims expense.
The reserve reestimates in 2025 primarily related to new reported information for asbestos claims, new reported claims for environmental and other mass tort claims and increased projections for claim expenses. The reserve reestimates in 2024 primarily related to new reported information for asbestos-related claims and adverse developments within the other run-off lines.
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

Reserves for asbestos, environmental and other run-off claims before and after the effects of reinsurance
($ in millions)	December 31, 2025	December 31, 2024
Asbestos claims
Gross reserves	$1,098	$1,124
Reinsurance	(329)	(350)
Net reserves	769	774
Environmental claims
Gross reserves	302	320
Reinsurance	(55)	(61)
Net reserves	247	259
Other run-off claims
Gross reserves	452	439
Reinsurance	(36)	(58)
Net reserves	416	381
Total
Gross reserves	1,852	1,883
Reinsurance	(420)	(469)
Net reserves	$1,432	$1,414

46 www.allstate.com

2025 Form 10-K Run-off Property-Liability

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	December 31, 2025	December 31, 2024
Direct excess commercial insurance
Gross reserves	$1,063	$1,082
Reinsurance	(341)	(363)
Net reserves	722	719
Assumed reinsurance coverage
Gross reserves	584	581
Reinsurance	(54)	(54)
Net reserves	530	527
Direct primary commercial insurance
Gross reserves	98	133
Reinsurance	(24)	(51)
Net reserves	74	82
Unallocated loss adjustment expenses
Gross reserves	107	87
Reinsurance	(1)	(1)
Net reserves	106	86
Total
Gross reserves	1,852	1,883
Reinsurance	(420)	(469)
Net reserves	$1,432	$1,414

Percentage of gross and ceded reserves by case and incurred but not reported (“IBNR”)
	December 31, 2025		December 31, 2024
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	57%	43%	58%	42%
Ceded (2)	66	34	62	38
Assumed reinsurance coverage
Gross reserves	32	68	34	66
Ceded	44	56	51	49
Direct primary commercial insurance
Gross reserves	38	62	54	46
Ceded	72	28	87	13
(1)Approximately 66% and 65% of gross case reserves as of December 31, 2025 and December 31, 2024, respectively, are subject to settlement agreements that define and limit our obligations.
(2)Approximately 73% and 72% of ceded case reserves as of December 31, 2025 and December 31, 2024, respectively, are subject to settlement agreements that define and limit our obligations.
The Allstate Corporation 47

2025 Form 10-K Run-off Property-Liability

Gross payments from case reserves by type of exposure
($ in millions)	For the years ended December 31,
	2025	2024
Direct excess commercial insurance
Gross (1)	$105	$67
Ceded (2)	(36)	(25)
Assumed reinsurance coverage
Gross	57	45
Ceded	(7)	(2)
Direct primary commercial insurance
Gross	6	6
Ceded	(3)	(2)
(1) In 2025 and 2024, 91% and 87% of payments related to settlement agreements, respectively.
(2) In 2025 and 2024, 92% and 93% of payments related to settlement agreements, respectively.
Total net reserves as of December 31, 2025, included $761 million or 53% of estimated IBNR reserves compared to $723 million or 51% of estimated IBNR reserves as of December 31, 2024.
Total gross payments were $168 million and $118 million for 2025 and 2024, respectively. Payments primarily related to settlement agreements reached with several insureds on large claims, mainly asbestos-related losses, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds. Reinsurance collections were $38 million and $39 million for 2025 and 2024, respectively. The allowance for uncollectible reinsurance recoverables was $52 million and $61 million as of December 31, 2025 and 2024, respectively. The allowance represents 10.7% and 11.3% of the related reinsurance recoverable balances as of December 31, 2025 and 2024, respectively.
48 www.allstate.com

2025 Form 10-K Protection Services

Protection Services Segment
    Protection Services is comprised of Protection Plans, Roadside, Dealer Services, Identity Protection and Arity. In 2025, Protection Services represented 81.6% of total PIF and 4.8% of premiums written. We offer consumer product protection plans, automotive protection and insurance products (including vehicle service contracts, guaranteed asset protection, road hazard tire and wheel and paintless dent repair protection), roadside assistance, mobility intelligence services and analytic solutions using automotive telematics information and identity theft protection and remediation services. For additional information on our strategy and outlook, see Part I, Item 1. Business - Strategy and Segment Information.

Summarized financial information
	For the years ended December 31,
($ in millions)	2025	2024	2023
Premiums written	$3,006	$2,797	$2,663

Revenues
Premiums	$2,821	$2,522	$2,243
Other revenue	489	441	319
Intersegment insurance premiums and service fees (1)	137	180	138
Net investment income	99	94	73

Costs and expenses
Claims and claims expense	(699)	(641)	(632)
Amortization of DAC	(1,328)	(1,217)	(1,058)
Operating costs and expenses	(1,233)	(1,090)	(889)
Restructuring and related charges	(4)	(2)	(6)

Income tax expense on operations	(65)	(71)	(83)

Less: noncontrolling interest	(1)	(1)	(1)

Adjusted net income	$218	$217	$106

Protection Plans	$179	$157	$117
Roadside	46	39	24
Dealer Services	21	21	(15)
Identity Protection	6	8	(2)
Arity	(34)	(8)	(18)
Adjusted net income	$218	$217	$106

Policies in force
Protection Plans	164,650	159,761	145,292
Roadside	1,244	758	553
Dealer Services	3,663	3,710	3,776
Identity Protection	2,626	2,511	2,884
Policies in force as of December 31 (in thousands)	172,183	166,740	152,505
(1)Primarily related to Arity and Roadside and are eliminated in our consolidated financial statements.
Premiums written increased 7.5% or $209 million in 2025 compared to 2024, primarily due to international growth at Protection Plans.
Adjusted net income increased 0.5% or $1 million in 2025 compared to 2024, primarily due to premium growth at Protection Plans, partially offset by increased claims and higher expenses at Arity.
PIF increased 3.3% or 5 million in 2025 compared to 2024 due to growth at Protection Plans.
Other revenue increased 10.9% or $48 million in 2025 compared to 2024, primarily driven by international growth at Protection Plans and higher lead generation revenue at Arity.
Intersegment premiums and service fees decreased 23.9% to $137 million in 2025 compared to 2024, primarily driven by Arity.
Claims and claims expense increased 9.0% or $58 million in 2025 compared to 2024, primarily driven by growth at Protection Plans.
Amortization of DAC increased 9.1% or $111 million in 2025 compared to 2024, driven by growth at Protection Plans.
Operating costs and expenses increased 13.1% or $143 million in 2025 compared to 2024, primarily due to expenses related to growth at Protection Plans.
The Allstate Corporation 49

2025 Form 10-K Reserve for Property and Casualty Insurance Claims and Claims Expense
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
We believe the net loss reserves exposures are appropriately established based on available facts, laws and regulations.

Total claims and claims expense reserves, net of recoverables (“net reserves”), as of December 31
($ in millions)	2025	2024	2023
Allstate Protection	$31,573	$31,846	$29,969
Run-off Property-Liability	1,432	1,414	1,444
Total Property-Liability	33,005	33,260	31,413
Protection Services	62	55	49
Total net reserves	$33,067	$33,315	$31,462

Reserve for property and casualty insurance claims and claims expense	$41,079	$41,917	$39,858
Less: reinsurance and indemnification recoverables (1)	8,012	8,602	8,396
Total net reserves	$33,067	$33,315	$31,462
(1)Includes $5.77 billion, $6.41 billion and $6.36 billion of unpaid indemnification recoverables related to the Michigan Catastrophic Claims Association (“MCCA”) as of December 31, 2025, 2024 and 2023, respectively.

Impact of reserve reestimates on combined ratio and net income applicable to common shareholders (1) (2)
	2025		2024		2023
($ in millions, except ratios)	Reserve reestimates	Effect on combined ratio	Reserve reestimates	Effect on combined ratio	Reserve reestimates	Effect on combined ratio
Allstate Protection	$(1,961)	(3.2)	$(376)	(0.7)	$461	0.9
Run-off Property-Liability	151	0.2	68	0.2	89	0.2
Total Property-Liability	(1,810)	(3.0)	(308)	(0.5)	550	1.1
Protection Services	1	—	—	—	(1)	—
Total	$(1,809)		$(308)		$549

Reserve reestimates, after-tax	$(1,429)		$(243)		$434
Consolidated net income (loss) applicable to common shareholders	$10,165		$4,550		$(316)
Reserve reestimates as a % impact on consolidated net income (loss) applicable to common shareholders	14.1%		5.3%		NM
Property-Liability prior year reserve reestimates included in catastrophe losses	$—		$(370)		$(24)
(1)Reserve releases are shown in parentheses.
(2)Ratios are calculated using property and casualty premiums earned.
NM = not meaningful
50 www.allstate.com

2025 Form 10-K Reserve for Property and Casualty Insurance Claims and Claims Expense
The following tables reflect the accident years to which the reestimates shown above are applicable. Favorable reserve reestimates are shown in parentheses.

Prior year reserve reestimates
($ in millions)
2025	2020 & prior	2021	2022	2023	2024	Total
Allstate Protection	$(37)	$(269)	$(293)	$(491)	$(871)	$(1,961)
Run-off Property-Liability	151	—	—	—	—	151
Total Property-Liability	114	(269)	(293)	(491)	(871)	(1,810)
Protection Services	—	—	—	—	1	1
Total	$114	$(269)	$(293)	$(491)	$(870)	$(1,809)

2024	2019 & prior	2020	2021	2022	2023	Total
Allstate Protection	$228	$80	$276	$444	$(1,404)	$(376)
Run-off Property-Liability	68	—	—	—	—	68
Total Property-Liability	296	80	276	444	(1,404)	(308)
Protection Services	—	—	—	—	—	—
Total	$296	$80	$276	$444	$(1,404)	$(308)

2023	2018 & prior	2019	2020	2021	2022	Total
Allstate Protection	$230	$130	$84	$401	$(384)	$461
Run-off Property-Liability	89	—	—	—	—	89
Total Property-Liability	319	130	84	401	(384)	550
Protection Services	—	—	—	—	(1)	(1)
Total	$319	$130	$84	$401	$(385)	$549
Allstate Protection
The table below shows Allstate Protection net reserves representing the estimated cost of outstanding claims as they were recorded at the beginning of years 2025, 2024, and 2023, and the effect of reestimates in each year.

Impact of reserve reestimates by line on net reserves, combined ratio and underwriting income
	2025			2024			2023
($ in millions)	January 1 reserves	Reserve reestimates	Effect on combined ratio	January 1 reserves	Reserve reestimates	Effect on combined ratio	January 1 reserves	Reserve reestimates	Effect on combined ratio
Auto	$23,076	$(1,880)	(3.3)	$21,286	$(364)	(0.7)	$19,365	$244	0.5
Homeowners	4,520	(16)	—	4,754	(395)	(0.7)	3,520	102	0.2
Other personal lines	2,417	128	0.2	1,736	217	0.4	1,653	19	0.1
Commercial lines and other	1,833	(193)	(0.3)	2,193	166	0.3	2,338	96	0.2
Total Allstate Protection	$31,846	$(1,961)	(3.4)	$29,969	$(376)	(0.7)	$26,876	$461	1.0

Underwriting income (loss)		$8,694			$3,153			$(2,090)
Reserve reestimates, which decreased reserves by $1.96 billion in 2025 and represented 22.6% of underwriting income, were primarily due to favorable severity development of $1.18 billion in personal auto injury coverage and $671 million in all other personal auto coverages.
Reserve reestimates, which decreased reserves by $376 million in 2024 and represented 11.9% of the underwriting income, were primarily due to catastrophe reserve releases in homeowners and non-catastrophe reserve releases in personal auto lines, partially offset by increased reserves in other personal lines and commercial lines driven by transportation network company coverage no longer offered.

The Allstate Corporation 51

2025 Form 10-K Reserve for Property and Casualty Insurance Claims and Claims Expense
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

Run-off Property-Liability net reserve reestimates
	2025		2024		2023
($ in millions)	January 1 reserves	Reserve reestimates	January 1 reserves	Reserve reestimates	January 1 reserves	Reserve reestimates
Asbestos claims	$774	$63	$804	$19	$811	$44
Environmental claims	259	27	267	10	267	18
Other run-off lines	381	61	373	39	373	27
Total	$1,414	$151	$1,444	$68	$1,451	$89

Underwriting loss		$(154)		$(73)		$(94)
Reserve reestimates in 2025 primarily related to our annual reserve review based on new reported information for asbestos claims, new reported claims for environmental and other mass tort claims and increased projections for claims expenses.
Reserve reestimates in 2024 primarily related to the annual reserve review based on new reported information for asbestos-related claims and adverse developments within the other run-off lines.

Reserves and claim activity before (Gross) and after (Net) the effects of reinsurance
	2025		2024		2023
($ in millions, except ratios)	Gross	Net	Gross	Net	Gross	Net
Asbestos claims
Beginning reserves	$1,124	$774	$1,166	$804	$1,190	$811
Incurred claims and claims expense	70	63	28	19	56	44
Claims and claims expense paid	(96)	(68)	(70)	(49)	(80)	(51)
Ending reserves	$1,098	$769	$1,124	$774	$1,166	$804

Annual survival ratio	11.4	11.3	16.1	15.8	14.6	15.8
3-year survival ratio	13.3	13.7	14.6	15.3	13.8	14.8

Environmental claims
Beginning reserves	$320	$259	$331	$267	$328	$267
Incurred claims and claims expense	31	27	11	10	23	18
Claims and claims expense paid	(49)	(39)	(22)	(18)	(20)	(18)
Ending reserves	$302	$247	$320	$259	$331	$267

Annual survival ratio	6.2	6.3	14.5	14.4	16.6	14.8
3-year survival ratio	9.8	9.9	14.3	15.2	14.4	15.1

Combined environmental and asbestos claims
Annual survival ratio	9.7	9.5	15.7	15.4	15.0	15.5
3-year survival ratio	12.4	12.5	14.6	15.3	13.9	14.8
Percentage of IBNR in ending reserves		58.2%	0	54.0%	0	55.7%
The survival ratio is calculated by taking our ending reserves divided by payments made during the year. This is a commonly used but simplistic and imprecise approach to measuring the adequacy of asbestos and environmental reserve levels. Many factors, such as mix of business, level of coverage provided and settlement procedures have significant impacts on the amount of environmental and asbestos claims and claims expense reserves, claim payments and the resultant ratio. As payments result in corresponding reserve reductions, survival ratios can be expected to vary over time. The combined asbestos and environmental net 3-year survival ratio in 2025 decreased from 2024 due to larger average payments.
52 www.allstate.com

2025 Form 10-K Reserve for Property and Casualty Insurance Claims and Claims Expense

Net asbestos reserves by type of exposure and total reserve additions
	December 31, 2025		December 31, 2024		December 31, 2023
($ in millions)	Net reserves	% of reserves	Net reserves	% of reserves	Net reserves	% of reserves
Direct:
Primary	$8	1.0%	$9	1.2%	$9	1.1%
Excess	247	32.1	261	33.7	263	32.7
Total direct	255	33.1	270	34.9	272	33.8
Assumed reinsurance	83	10.8	90	11.6	91	11.3
IBNR	431	56.1	414	53.5	441	54.9
Total net reserves	$769	100.0%	$774	100.0%	$804	100.0%
Total reserve additions	$63		$19		$44
IBNR net reserves increased $17 million as of December 31, 2025 compared to December 31, 2024. IBNR provides for reserve development of known claims and future reporting of additional unknown claims from current policyholders and ceding companies.
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
Catastrophe reinsurance We anticipate completing the placement of our 2026 Nationwide Excess Catastrophe Reinsurance Program and Florida Excess Catastrophe reinsurance Program in the first half of 2026. For further details of the existing 2025 program, see Note 11 of the consolidated financial statements.
The Allstate Corporation 53

2025 Form 10-K Reserve for Property and Casualty Insurance Claims and Claims Expense

Reinsurance and indemnification recoverables, net of the allowance established for uncollectible amounts
	Financial strength ratings S&P/ A.M. Best (1)	Reinsurance or indemnification recoverables on paid and unpaid claims, net
($ in millions)		2025	2024
Indemnification programs
State-based industry pool or facility programs
MCCA (2)	N/A	$5,831	$6,478
North Carolina Reinsurance Facility (“NCRF”)	N/A	445	456
New Jersey Property-Liability Insurance Guaranty Association (“PLIGA”)	N/A	347	370
Other		89	386
Subtotal		6,712	7,690

Catastrophe reinsurance recoverables
Renaissance Reinsurance Limited	A+	108	44
Sanders RE II Ltd.	N/A	99	31
Swiss Reinsurance America Corporation	AA- / A+	81	24
Sanders RE III Ltd.	N/A	56	—
DaVinci Reinsurance Limited	A+ / A	53	31
Other		503	247
Subtotal (3)		900	377

Other reinsurance recoverables, net (4)
Lloyd’s of London	AA- / A+	156	175
Swiss Re Corporate Solutions America Insurance Corporation	AA- / A+	76	75
Other, including allowance for credit losses		411	542
Subtotal		643	792

Total Allstate Protection and Run-off Property-Liability		8,255	8,859

Protection Services		24	28

Total		$8,279	$8,887
(1)N/A reflects no S&P Global Ratings (“S&P”) or A.M. Best ratings available.
(2)As of December 31, 2025 and 2024, MCCA includes $56 million and $71 million of reinsurance recoverable on paid claims, respectively, and $5.77 billion and $6.41 billion of reinsurance recoverable on unpaid claims, respectively.
(3)The increase of $523 million from $377 million at December 31, 2024 to $900 million at December 31, 2025, is primarily related to the January 2025 California wildfire event.
(4)Other reinsurance recoverables primarily relate to commercial lines, including shared economy, as well as asbestos, environmental and other liability exposures.
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
The allowance for uncollectible reinsurance relates to other reinsurance programs primarily related to our Run-off Property-Liability segment. The allowance was $54 million and $63 million as of December 31, 2025 and 2024, respectively.
The allowance is based upon our ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing and other relevant factors. In addition, in the ordinary course of business, we may become involved in coverage disputes with certain of our reinsurers that may ultimately result in lawsuits and arbitrations brought by or against such reinsurers to determine the parties’ rights and obligations under the various reinsurance agreements. We employ dedicated specialists to manage reinsurance collections and disputes. We also consider recent developments in commutation activity between reinsurers and cedents, and recent trends in arbitration and litigation outcomes in disputes between cedents and reinsurers in seeking to maximize our reinsurance recoveries.
Adverse developments in the insurance industry have led to a decline in the financial strength of some of our reinsurance carriers, causing amounts recoverable from them and future claims ceded to them to be considered a higher risk. There has also been consolidation activity in the industry, which
54 www.allstate.com

2025 Form 10-K Reserve for Property and Casualty Insurance Claims and Claims Expense
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

Effects of reinsurance ceded and indemnification programs on premiums earned and claims and claims expense
	For the years ended December 31,
($ in millions)	2025	2024	2023
Allstate Protection - Premiums
Indemnification programs
State-based industry pool or facility programs
NCRF	$479	$441	$323
MCCA	22	26	29
PLIGA	8	8	7
FHCF	18	23	28
Other	1	1	1
Federal Government - NFIP (1)	409	368	327
Catastrophe reinsurance	1,215	1,088	995
Other reinsurance programs	86	93	110
Total Allstate Protection	2,238	2,048	1,820
Run-off Property-Liability	—	—	—
Total Property-Liability	2,238	2,048	1,820
Protection Services	159	162	169
Total effect on premiums earned	$2,397	$2,210	$1,989

Allstate Protection - Claims
Indemnification programs
State-based industry pool or facility programs
MCCA	$(530)	$180	$(185)
NCRF	439	425	379
PLIGA	(8)	60	14
FHCF	(28)	(1)	(6)
Other	—	1	1
Federal Government - NFIP (1)	111	618	102
Catastrophe reinsurance	1,157	198	32
Other reinsurance programs	62	97	151
Total Allstate Protection	1,203	1,578	488
Run-off Property-Liability	8	2	29
Total Property-Liability	1,211	1,580	517
Protection Services	137	136	116
Total effect on claims and claims expense	$1,348	$1,716	$633
(1)See Note 11 of the consolidated financial statements for additional details on the National Flood Insurance Program.
In 2025, ceded premiums increased primarily due to catastrophe reinsurance, NFIP and NCRF. In 2024, ceded premiums increased primarily due to NCRF and catastrophe reinsurance.
In 2025, ceded claims and claims expenses decreased primarily due to better than expected auto injury claim emergence related to MCCA, partially offset by catastrophe reinsurance driven by the California wildfires. In 2024, ceded claims and claims expenses increased $1.08 billion primarily due to NFIP reserves related to Hurricane Helene and catastrophe reinsurance. For further discussion of these items, see Regulation section in Part I and Note 11 of the consolidated financial statements.
The Allstate Corporation 55

2025 Form 10-K Reserve for Property and Casualty Insurance Claims and Claims Expense

Michigan PIP reserve and claim activity before and after the effects of MCCA recoverables
	For the years ended December 31,
	2025		2024		2023
($ in millions)	Gross	Net	Gross	Net	Gross	Net
Beginning reserves	$7,028	$621	$7,003	$641	$7,393	$735
Incurred claims and claims expense - current year	261	76	284	78	307	102
Incurred claims and claims expense - prior years	(705)	17	(38)	(14)	(455)	(60)
Claims and claims expense paid - current year	(19)	(19)	(21)	(21)	(21)	(20)
Claims and claims expense paid - prior years	(185)	(88)	(200)	(63)	(221)	(116)
Ending reserves (1)	$6,380	$607	$7,028	$621	$7,003	$641
(1)Gross reserves for the year ended December 31, 2025, comprise 77% case reserves and 23% IBNR. Gross reserves for the year ended December 31, 2024, comprise 70% case reserves and 30% IBNR. Gross reserves for the year ended December 31, 2023, comprise 77% case reserves and 23% IBNR.
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
As of December 31, 2025, approximately 95% of our 1,200 catastrophic claims that are eligible for reimbursement by the MCCA occurred more than 5 years ago and continue to incur costs. There are 64 claims with reserves in excess of $15 million as of December 31, 2025, which comprise approximately 25% of the gross ending reserves in the table above. As a result, significant developments with a single claimant can result in volatility in prior year incurred claims.
56 www.allstate.com

2025 Form 10-K Investments
Investments
Overview and strategy
The return on our investment portfolios is an important component of our ability to offer value to customers, fund business improvements and create value for shareholders. Investment portfolios are held for Allstate Protection and Run-off Property-Liability, Protection Services and Corporate operations. While taking into consideration the investment portfolio in aggregate, management of the underlying portfolios is influenced by the nature of each respective business and its corresponding liability profile. We identify a strategic asset allocation which considers both the nature of the liabilities and the risk and return characteristics of the various asset classes in which we invest. This allocation is informed by our long-term business and market expectations, as well as other considerations such as risk appetite, portfolio diversification, duration, desired liquidity and capital. Within appropriate ranges relative to strategic allocations, tactical allocations are made in consideration of prevailing and potential future market conditions. We manage risks that involve uncertainty related to interest rates, inflation, credit spreads, equity returns and currency exchange rates.
The Allstate Protection and Run-off Property-Liability portfolio emphasizes protection of principal and consistent income generation within a total return framework. This approach has produced competitive returns over the long term and is designed to ensure financial strength and stability for paying claims, while maximizing economic value and surplus growth. Products with lower liquidity and capital needs, such as auto insurance and run-off lines, create capacity to invest in less liquid higher yielding fixed income securities, performance-based investments such as limited partnerships and equity securities. Products with higher liquidity needs, such as homeowners insurance, are invested primarily in high quality liquid fixed income securities.
The Protection Services portfolio is focused on protection of principal and consistent income generation within a total return framework. The portfolio is largely comprised of fixed income securities with a lesser allocation to equity securities and short-term investments.
The Corporate portfolio is primarily focused on liquidity needs and capital preservation within a total return framework. The portfolio is largely comprised of high-quality liquid fixed income securities and short-term investments with a lower allocation to performance-based and equity investments.
We utilize two primary strategies to manage risks and returns and to position our portfolio to take advantage of market opportunities while attempting to mitigate adverse effects. As strategies and market conditions evolve, the asset allocation may change.
Market-based strategies seek to deliver predictable earnings aligned to business needs and provide flexibility to adjust investment risk profile based on enterprise objectives and market opportunities primarily through public and private fixed income investments and public equity securities.
Performance-based strategies seek to deliver attractive risk-adjusted returns and supplement market risk with idiosyncratic risk. Consequently, return patterns can be more volatile than the market-based portfolio. Returns are impacted by a variety of factors including general macroeconomic and public market conditions as public market benchmarks are often used in the valuation of underlying investments. Variability in earnings will also result from the performance of the underlying assets or business and the timing of sales of those investments. Earnings from the sales of investments may be recorded as net investment income or net gains and losses on investments and derivatives. The portfolio, which primarily includes private equity (including infrastructure investments) and real estate with a majority being limited partnerships, is diversified across a number of characteristics, including managers or partners, vintage years, investment strategies, geographies (including international) and industry sectors or property types. These investments often have restrictions on transferability and redemption, making them inherently illiquid, often require specialized expertise, typically involve a third-party manager, and enhance returns and income through transformation at the company or property level. A portion of these investments seek returns in markets or asset classes that are dislocated or special situations, primarily in private markets.
Investments outlook
We utilize our integrated enterprise risk and return management framework to determine the amount of investment risk we are willing to accept.
Our focus is on the following priorities:
•Enhance investment portfolio after-tax returns through use of a dynamic capital allocation framework.
•Leverage our broad capabilities to proactively manage the portfolio to earn attractive risk-adjusted returns on capital.
•Invest for the specific needs and characteristics of Allstate’s businesses, including its corresponding liability profile.
The Allstate Corporation 57

2025 Form 10-K Investments

Portfolio composition and strategy by reporting segment (1)
	As of December 31, 2025
($ in millions)	Allstate Protection and Run-off Property-Liability	Protection Services	Corporate and all other	Total
Fixed income securities (2)	$50,874	$1,739	$6,502	$59,115
Equity securities (3)	7,614	357	427	8,398
Mortgage loans, net	879	—	—	879
Limited partnership interests	8,836	—	8	8,844
Short-term investments (4)	3,905	216	766	4,887
Other investments, net	1,114	—	—	1,114
Total	$73,222	$2,312	$7,703	$83,237
Percentage to total	88.0%	2.8%	9.2%	100.0%

Market-based	$63,467	$2,274	$7,650	$73,391
Performance-based	9,755	38	53	9,846
Total	$73,222	$2,312	$7,703	$83,237
(1)Balances reflect the elimination of related party investments between segments.
(2)Fixed income securities are carried at fair value. Amortized cost, net for these securities was $50.52 billion, $1.72 billion, $6.49 billion and $58.73 billion for Allstate Protection and Run-off Property-Liability, Protection Services, Corporate and all other, and in total, respectively.
(3)Equity securities are carried at fair value. The fair value of equity securities held as of December 31, 2025 was $372 million in excess of cost. Equity securities include $1.27 billion of funds with underlying investments in fixed income and short-term securities as of December 31, 2025.
(4)Short-term investments are carried at fair value.
Investments totaled $83.24 billion as of December 31, 2025, increasing from $72.61 billion as of December 31, 2024, primarily due to operating and investment cash flows.

Portfolio composition by investment strategy
	As of December 31, 2025
($ in millions)	Market- based	Performance-based	Total
Fixed income securities	$59,005	$110	$59,115
Equity securities	8,009	389	8,398
Mortgage loans, net	879	—	879
Limited partnership interests	146	8,698	8,844
Short-term investments	4,884	3	4,887
Other investments, net	468	646	1,114
Total	$73,391	$9,846	$83,237
Percent to total	88.2%	11.8%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$385	$—	$385
Short-term investments	(1)	—	(1)
Other investments	(2)	—	(2)
Total	$382	$—	$382
Strategic actions focused on optimizing portfolio yield, risk and return in the evolving market and macroeconomic environment. The fixed income portfolio duration ended 2025 at 5.1 years, inclusive of interest rate derivatives and security specific call features, compared to 5.3 years as of December 31, 2024. Equity securities were increased by $3.94 billion in 2025 and $2.05 billion in 2024 primarily funded through the sale of investment grade corporate bonds and short-term investments.
58 www.allstate.com

2025 Form 10-K Investments
Fixed income securities

Fixed income securities by type
	Fair value as of December 31,
($ in millions)	2025	2024
U.S. government and agencies	$18,133	$11,108
Municipal	5,643	8,842
Corporate	30,401	30,192
Foreign government	1,460	1,364
Asset-backed securities (“ABS”)	1,352	1,145
Mortgage-backed securities (“MBS”)	2,126	96
Total fixed income securities	$59,115	$52,747
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
As of December 31, 2025, 92.1% of the consolidated fixed income securities portfolio was rated investment grade. Credit ratings below these designations are considered lower credit quality or below investment grade, which includes high yield bonds.
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

The Allstate Corporation 59

2025 Form 10-K Investments
The following table presents total fixed income securities by the applicable NAIC designation and comparable S&P rating.

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	December 31, 2025
	NAIC 1		NAIC 2		NAIC 3
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$18,133	$(32)	$—	$—	$—	$—
Municipal	5,517	23	124	1	—	—
Corporate
Public	6,391	94	12,952	114	493	4
Privately placed	2,673	28	3,769	51	2,572	37
Total corporate	9,064	122	16,721	165	3,065	41
Foreign government	1,460	(4)	—	—	—	—
ABS	1,258	—	37	—	14	—
MBS	2,126	40	—	—	—	—
Total fixed income securities	$37,558	$149	$16,882	$166	$3,079	$41

	NAIC 4		NAIC 5-6		Total
	B		CCC and lower
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$18,133	$(32)
Municipal	—	—	2	2	5,643	26
Corporate
Public	83	1	—	—	19,919	213
Privately placed	1,347	22	121	—	10,482	138
Total corporate	1,430	23	121	—	30,401	351
Foreign government	—	—	—	—	1,460	(4)
ABS	1	—	42	4	1,352	4
MBS	—	—	—	—	2,126	40
Total fixed income securities	$1,431	$23	$165	$6	$59,115	$385
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
Corporate bonds include publicly traded and privately placed securities. Privately placed securities primarily consist of corporate issued senior debt securities that are negotiated with the borrower or are issued by public entities in unregistered form under SEC Rule 144A which allows purchasers to more easily resell these securities under certain conditions.
Our $10.48 billion portfolio of privately placed securities, primarily 144A bonds, is diversified by issuer, industry sector and country. The portfolio is made up of 548 issuers. Privately placed corporate obligations may contain structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities. Additionally, investments in these securities are made after fundamental analysis of issuers and sectors along with macro and asset class views. Ongoing monitoring includes continuous assessment of operating performance and financial position. Every issue not rated by an independent rating agency is internally rated with a formal rating affirmation at least once a year. $122 million of the portfolio is internally rated as of December 31, 2025. Liquidity of securities issued by public entities in unregistered form is similar to public debt markets.
Our corporate bond portfolio includes $4.62 billion of below investment grade bonds, $4.04 billion of which are privately placed, primarily 144A bonds. These securities are diversified by issuer and industry sector. The below investment grade corporate bonds portfolio is made up of 318 issuers. We employ fundamental analyses of issuers and sectors along with macro and asset class views to identify investment opportunities. This results in a portfolio with broad exposure to the high yield market with an emphasis on idiosyncratic positions reflective of our views of market conditions and opportunities.
Foreign government securities primarily consist of Canadian governmental and provincial securities (all of which are held by our Canadian companies).
ABS and MBS are structured securities that are primarily collateralized by consumer or corporate
60 www.allstate.com

2025 Form 10-K Investments
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
Equity securities of $8.40 billion primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust (“REIT”) equity investments. Exchange traded and mutual funds that have fixed income and short-term securities as their underlying investments total $1.27 billion as of December 31, 2025. Sector exposure within exchange traded and mutual funds align with the respective tracked indices.
Mortgage loans of $879 million comprise loans secured by first mortgages on developed commercial real estate of $619 million and residential mortgage loans of $260 million. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 6 of the consolidated financial statements.
Limited partnership interests include $7.25 billion of interests in private equity funds, $1.45 billion of interests in real estate funds and $146 million of interests in other funds as of December 31, 2025. We have commitments to invest additional amounts in limited partnership interests totaling $3.24 billion as of December 31, 2025.

Private equity limited partnerships by sector
(% of carrying value)	December 31, 2025
Industrial	23.8%
Information technology	12.1
Consumer discretionary	10.7
Health care	9.8
Communication services	9.0
Other	34.6
Total	100.0%

Real estate limited partnerships by sector
(% of carrying value)	December 31, 2025
Industrial	31.6%
Data centers	27.6
Health care	12.5
Residential	10.1
Consumer staples	5.4
Other	12.8
Total	100.0%
Short-term investments of $4.89 billion primarily comprise money market funds, commercial paper, U.S. Treasury bills, fixed income securities with a contractual maturity of one year or less at time of acquisition and other short-term investments, including securities lending collateral of $1.47 billion.
Other investments primarily comprise $630 million of direct investments of real estate, $473 million of bank loans, net, and $10 million of derivatives as of December 31, 2025. For further detail on our use of derivatives, see Note 8 of the consolidated financial statements.

Direct real estate investments by sector
(% of carrying value)	December 31, 2025
Residential	30.5%
Agriculture	28.7
Industrial	16.8
Retail	13.5
Office	9.5
Other	1.0
Total	100.0%
The Allstate Corporation 61

2025 Form 10-K Investments

Unrealized net capital gains (losses)
	As of December 31,
($ in millions)	2025	2024
U.S. government and agencies	$(32)	$(315)
Municipal	26	(143)
Corporate	351	(438)
Foreign government	(4)	12
ABS	4	15
MBS	40	—
Fixed income securities	385	(869)
Short-term investments	(1)	(2)
Derivatives	(2)	(2)
Investments classified as held for sale	—	(110)
Unrealized net capital gains and losses, pre-tax	$382	$(983)

Gross unrealized gains (losses) on fixed income securities by type and sector
	As of December 31, 2025
	Amortized cost, net	Gross unrealized		Fair value
($ in millions)		Gains	Losses
Corporate
Banking	$3,720	$83	$(11)	$3,792
Basic industry	1,028	19	(9)	1,038
Capital goods	3,142	64	(22)	3,184
Communications	2,195	38	(21)	2,212
Consumer goods (cyclical and non-cyclical)	6,097	124	(42)	6,179
Energy	2,715	55	(17)	2,753
Financial services	2,430	39	(21)	2,448
Technology	2,956	40	(47)	2,949
Transportation	831	14	(6)	839
Utilities	4,465	104	(27)	4,542
Other	471	5	(11)	465
Total corporate fixed income portfolio	30,050	585	(234)	30,401
U.S. government and agencies	18,165	43	(75)	18,133
Municipal	5,617	87	(61)	5,643
Foreign government	1,464	13	(17)	1,460
ABS	1,348	8	(4)	1,352
MBS	2,086	41	(1)	2,126
Total fixed income securities	$58,730	$777	$(392)	$59,115
62 www.allstate.com

2025 Form 10-K Investments

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

Equity securities by sector
($ in millions)	December 31, 2025			December 31, 2024
	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value
Banking	$298	$58	$356	$119	$41	$160
Basic industry	105	7	112	39	(2)	37
Capital goods	412	12	424	201	(23)	178
Communications	333	19	352	142	25	167
Consumer goods	1,107	22	1,129	462	(25)	437
Energy	187	8	195	88	1	89
Financial services	357	17	374	332	6	338
REITs	163	24	187	159	17	176
Technology	2,039	133	2,172	746	88	834
Transportation	51	2	53	27	1	28
Utilities	167	(4)	163	92	1	93
Other	5	(2)	3	6	(2)	4
Directly held equity securities	5,224	296	5,520	2,413	128	2,541
Funds
Equities	1,544	67	1,611	1,077	22	1,099
Fixed income and short-term	1,257	8	1,265	838	(16)	822
Other	1	1	2	1	—	1
Total funds	2,802	76	2,878	1,916	6	1,922
Total equity securities	$8,026	$372	$8,398	$4,329	$134	$4,463
The Allstate Corporation 63

2025 Form 10-K Investments

Net investment income
	For the years ended December 31,
($ in millions)	2025	2024	2023
Fixed income securities	$2,509	$2,298	$1,761
Equity securities	99	77	75
Mortgage loans	41	36	35
Limited partnership interests	634	600	499
Short-term investments	345	290	253
Other investments	119	106	169
Investment income, before expense	3,747	3,407	2,792
Investment expense
Investee level expenses	(63)	(61)	(79)
Securities lending expense	(82)	(103)	(93)
Operating costs and expenses	(153)	(151)	(142)
Total investment expense	(298)	(315)	(314)
Net investment income	$3,449	$3,092	$2,478

Market-based	$3,036	$2,728	$2,219
Performance-based	711	679	573
Investment income, before expense	$3,747	$3,407	$2,792
Net investment income increased 11.5% or $357 million in 2025 compared to 2024. Net investment income increase included higher market-based income resulting from higher average investment balances and improved fixed income yields. Performance-based investment results reflected higher real estate investment results, partially offset by lower private equity valuation increases.

Performance-based investment income
	For the years ended December 31,
($ in millions)	2025	2024	2023
Private equity	$497	$583	$414
Real estate	214	96	159
Total performance-based income before investee level expenses	$711	$679	$573

Investee level expenses (1)	(63)	(61)	(74)
Total performance-based income	$648	$618	$499
(1)Investee level expenses include asset level operating expenses on directly held real estate and other consolidated investments reported in investment expense.
Performance-based investment income increased 4.9% or $30 million in 2025 compared to 2024, primarily due to higher real estate investment results, partially offset by lower private equity valuation increases.
Performance-based investment results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales. The Company typically employs a lag in recording and recognizing changes in valuations of limited partnership interests due to the availability of investee financial statements. As a result, performance-based income may not reflect all economic conditions since the U.S.’s imposition of tariffs on goods imported to the U.S.
64 www.allstate.com

2025 Form 10-K Investments

Components of net gains (losses) on investments and derivatives and the related tax effect
	For the year December 31,
($ in millions)	2025	2024	2023
Sales	$(253)	$(160)	$(433)
Credit losses (1)	(110)	(146)	(99)
Valuation change of equity investments - appreciation (decline):
Equity securities	241	84	234
Equity fund investments in fixed income securities and short-term investments	16	(2)	48
Limited partnerships (2)	14	13	34
Total valuation of equity investments	271	95	316
Valuation change and settlements of derivatives	(76)	(14)	(84)
Net gains (losses) on investments and derivatives, pre-tax	(168)	(225)	(300)
Income tax benefit	32	46	63
Net gains (losses) on investments and derivatives, after-tax	$(136)	$(179)	$(237)

Market-based (1)	$(141)	$(307)	$(352)
Performance-based	(27)	82	52
Net gains (losses) on investments and derivatives, pre-tax	$(168)	$(225)	$(300)
(1)2025 includes losses recorded for variable interests in Reciprocal Exchanges. 2024 includes losses related to the carrying value of surplus notes issued by Reciprocal Exchanges. See Note 9 for further details.
(2)Relates to limited partnerships where the underlying assets are predominately public equity securities.
Net losses on investments and derivatives in 2025 related primarily to losses on sales of fixed income securities, credit losses primarily related to variable interests in Reciprocal Exchanges and certain real estate-related investments and losses on valuation change and settlements of derivatives, partially offset by valuation increases on equity investments. Net losses on investments and derivatives in 2024 related primarily to losses on sales of fixed income securities and a loss recognized related to surplus notes issued by the Reciprocal Exchanges, partially offset by valuation gains on equity investments.
Net losses on sales in 2025 related to sales of fixed income securities to support portfolio risk repositioning in the second and third quarters and ongoing portfolio management. Net losses on sales in 2024 related primarily to sales of fixed income securities in connection with ongoing portfolio management.
Net losses on valuation change and settlements of derivatives of $76 million in 2025 primarily related to losses on foreign currency contracts used to manage foreign currency, losses on credit default contracts due to tightening credit spreads, losses on equity futures used to manage equity exposure and losses on interest rate futures used to manage duration. Net losses in 2024 primarily related to net losses on rate futures used to manage duration and equity futures used to manage equity exposure, partially offset by gains on foreign currency contracts used to manage foreign currency risk.

Net gains (losses) on performance-based investments and derivatives
	For the years ended December 31,
($ in millions)	2025	2024	2023
Sales	$(42)	$33	$76
Credit losses	(34)	(32)	(68)
Valuation change of equity investments	98	48	58
Valuation change and settlements of derivatives	(49)	33	(14)
Total performance-based	$(27)	$82	$52
Net losses on performance-based investments and derivatives in 2025 primarily related to sales of private equity investments, credit losses on real estate-related investments and decreased valuations and settlements of derivatives from losses on foreign currency contracts used to manage foreign currency risk. These losses were partially offset by valuation gains on equity investments. Net gains in 2024 primarily related to increased valuation of equity investments, gains on sales and valuation change and settlements of derivatives, partially offset by credit losses.
The Allstate Corporation 65

2025 Form 10-K Market Risk
Market Risk
Market risk is the risk that we will incur losses due to adverse changes in interest rates, credit spreads, equity prices or foreign currency exchange rates. Adverse changes to these rates and prices may occur due to changes in fiscal policy, inflation, the economic climate, the liquidity of a market or market segment, insolvency or financial distress of key market makers or participants or changes in market perceptions of credit worthiness or risk tolerance. Our primary market risk exposures are to changes in interest rates, credit spreads and equity prices, and to a lesser extent, foreign currency exchange rates.
The active management of market risk is integral to our results of operations. We may use the following approaches to manage exposure to market risk within defined tolerance ranges:
1)Rebalance existing asset or liability portfolios
2)Change the type of investments purchased in the future
3)Use derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased
Overview  In formulating and implementing guidelines for investing funds, we seek to earn attractive risk-adjusted returns that enhance our ability to offer competitive prices to customers while contributing to stable profits and long-term capital growth. Accordingly, our investment decisions and objectives are informed by underlying risks. Investment policies define the overall framework for managing market and other investment risks, including accountability and controls over risk management activities. Subsidiaries that conduct investment activities follow policies that have been approved by their respective boards of directors and which specify the investment limits and strategies that are appropriate given the liquidity, surplus, product profile and regulatory requirements of the subsidiary. Executive oversight of investment activities is conducted primarily through the subsidiaries’ boards of directors and legal entity investment committees. The Enterprise Risk and Return Council (“ERRC”) allocates a portion of enterprise risk and capital to the investment portfolio, determining enterprise risk tolerance, which is then cascaded to each subsidiary, as applicable, in conjunction with its board or investment committee.
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
66 www.allstate.com

2025 Form 10-K Market Risk

Our assessment of interest rate risk reflects the effect of changing risk-free interest rates on interest-sensitive assets, including investments with callable or prepayable features. As of December 31, 2025, the fixed income portfolio duration, including the effects of interest rate derivatives, was 5.1 compared to 5.3 as of December 31, 2024.

Change in fair value of interest-sensitive assets (1) (2)
	As of December 31,
($ in millions)	2025	2024
-100 bps interest rate change	$3,252	$2,996
+100 bps interest rate change	(3,021)	(2,765)
+200 bps interest rate change	(5,812)	(5,298)
(1)Includes the effects of interest rate derivatives.
(2)As of December 31, 2025, we held fixed income securities of $59.11 billion compared to $52.75 billion as of December 31, 2024.
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
Our assessment of credit spread risk reflects the effect of changing credit spreads on spread-sensitive assets, including investments with callable or prepayable features. As of December 31, 2025 and 2024, the spread duration(1) was 4.6 and 4.7, respectively.

Change in fair value of spread-sensitive assets (1)
	As of December 31,
($ in millions)	2025	2024
+100 bps credit spread change	$(2,125)	$(2,118)
(1)Includes the effects of credit derivatives.
Equity price risk is the risk that we will incur losses due to adverse changes in the levels of equity indices, the value of individual stocks, or private market valuations related to our limited partnership interests.
Equity investments(1) As of December 31, 2025, we held $7.27 billion in equity investments that comprise equity securities, excluding those with interest-bearing securities as their underlying investments, and including limited partnership interests where the underlying assets are predominately public equity securities, compared to $4.00 billion as of December 31, 2024.

Change in fair value of equity investments (1)
	As of December 31,
($ in millions)	2025	2024
-10% change in equity valuations	$(727)	$(399)
(1)Includes the effects of equity derivatives.

Limited partnership interests As of December 31, 2025, we held $8.69 billion in limited partnership interests, excluding those limited partnership interests where the underlying assets are predominately public equity securities, compared to $8.95 billion as of December 31, 2024. These illiquid investments are primarily comprised of private equity and real estate funds, with valuation changes typically reflecting the idiosyncratic performance of the underlying asset.

Change in fair value of limited partnership interests
	As of December 31,
($ in millions)	2025	2024
-10% change in private market valuations	$(868)	$(895)
For limited partnership interests, quarterly changes in fair values may not be highly correlated to equity indices in the short term.
Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from our foreign equity investments, including common stocks, limited partnership interests, and our foreign operations. We use foreign currency derivative contracts to partially offset this risk.
As of December 31, 2025, we had $4.20 billion in foreign currency denominated investments, including the effects of foreign currency derivative contracts, and $1.53 billion net investment in our foreign subsidiaries, primarily related to our Canada operations. These amounts were $3.74 billion and $1.29 billion, respectively, as of December 31, 2024.

Change in fair value of foreign currency denominated investments
	As of December 31,
($ in millions)	2025	2024
–10% change in foreign currency exchange rates (1)	$(420)	$(374)
–10% change in net investments in foreign subsidiaries (2)	(152)	(129)
(1)Includes the effects of foreign currency derivative contracts and excludes the offset from liabilities in foreign currencies.
(2)Includes the effects of foreign currency derivative contracts and the offset from liabilities in foreign currencies.

The Allstate Corporation 67

2025 Form 10-K Capital Resources and Liquidity
Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
	As of December 31,
($ in millions)	2025	2024	2023
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$30,355	$22,331	$18,470
Accumulated other comprehensive income (loss) (“AOCI”)	255	(889)	(700)
Total Allstate shareholders’ equity	30,610	21,442	17,770
Debt (1)	7,490	8,085	7,942
Total capital resources	$38,100	$29,527	$25,712
Ratio of debt to Allstate shareholders’ equity	24.5%	37.7%	44.7%
Ratio of debt to capital resources	19.7%	27.4%	30.9%
(1)Net of debt issuance costs of $51 million as of December 31, 2025 and $56 million as of both December 31, 2024 and 2023.
Allstate shareholders’ equity increased in 2025 primarily due to net income and an increase in unrealized net capital gains on investments in 2025, partially offset by common share repurchases and dividends to shareholders. In 2025, we paid dividends of $1.04 billion and $117 million related to our common and preferred shares, respectively. Allstate shareholders’ equity increased in 2024, primarily due to net income, partially offset by dividends to shareholders. In 2024, we paid dividends of $962 million and $117 million related to our common and preferred shares, respectively.
Repayment of debt On December 15, 2025, the Company repaid, at maturity, $600 million of 0.75% Senior Notes.
Common share repurchases  On February 26, 2025, the Board of Directors authorized a $1.50 billion common share repurchase program that must be completed by September 30, 2026. As of December 31, 2025, there was $260 million remaining on the $1.50 billion common share repurchase program. On February 4, 2026, the Board authorized a new 24-month $4.00 billion common share repurchase program which will commence once the existing $1.50 billion program has been completed.
During 2025, we repurchased 6 million common shares, or 2.3% of total common shares outstanding as of December 31, 2024, for $1.24 billion.

Since 1995, we have acquired 799 million shares of our common stock at a cost of $44.51 billion, primarily as part of various stock repurchase programs. We have reissued 160 million common shares since 1995, primarily associated with our equity incentive plans, the 1999 acquisition of American Heritage Life Investment Corporation and the 2001 redemption of certain mandatorily redeemable preferred securities. Since 1995, total common shares outstanding has decreased by 639 million shares or 71.1%, primarily due to our repurchase programs.
Common shareholder dividend per share On January 2, 2025, April 1, 2025, July 1, 2025 and October 1, 2025 we paid a common shareholder dividend of $0.92, $1.00, $1.00 and $1.00 respectively. On November 20, 2025, we declared a common shareholder dividend of $1.00 payable on January 2, 2026.
On February 4, 2026, we announced that our common shareholder dividend will increase to $1.08 and will be payable in cash on April 1, 2026, to stockholders of record at the close of business on March 2, 2026.
68 www.allstate.com

2025 Form 10-K Capital Resources and Liquidity

Financial ratings and strength

Senior long-term debt, commercial paper and insurance financial strength ratings
As of December 31, 2025
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
The Allstate Corporation (the “Corporation”) and Allstate Insurance Company (“AIC”) In May 2025, Moody’s affirmed the Corporation’s senior debt and short-term issuer ratings of A3 and P-2, respectively, and AIC’s insurance financial strength rating of Aa3. The outlook for the ratings changed from negative to stable.
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
Other property and casualty companies We have distinct and separately capitalized groups of subsidiaries licensed to sell property and casualty insurance that maintain separate group ratings. The ratings of these groups are influenced by the risks that relate specifically to each group. Many mortgage companies require property owners to have property insurance from an insurance carrier with a secure financial strength rating from an accredited rating agency.
In August 2025, A.M. Best affirmed the insurance financial strength ratings of A- for the members of Allstate New Jersey Group (Allstate New Jersey
Insurance Company, Allstate New Jersey Property and Casualty Insurance Company, Encompass Insurance Company of New Jersey, Encompass Property and Casualty Insurance Company of New Jersey and Esurance Insurance Company of New Jersey). The outlook for the ratings is negative. ANJ writes auto and homeowners insurance in New Jersey, which has a financial strength rating of A’ from Demotech, that was affirmed in December 2025.
In August 2025, A.M. Best affirmed the insurance financial strength rating of A+ for North Light, our excess and surplus lines carrier. The outlook for the rating is stable.
In August 2025, A.M. Best affirmed the insurance financial strength ratings of B for the members of Castle Key Group (Castle Key Insurance Company and Castle Key Indemnity Company). The outlook for the ratings is stable. CKIC also has a financial strength rating of A’ from Demotech that was affirmed in December 2025.
ANJ and North Light do not have support agreements with AIC.
Allstate’s domestic property and casualty and accident and health insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings.
The property and casualty business is comprised of 57 insurance companies as of December 31, 2025, each of which has individual company dividend limitations. As of December 31, 2025, total estimated statutory surplus is $22.95 billion compared to $18.64 billion as of December 31, 2024. Property and casualty subsidiaries surplus was $22.85 billion as of December 31, 2025, compared to $18.24 billion as of December 31, 2024. As of December 31, 2025, our accident and health insurance subsidiary had surplus of $101 million.
The Allstate Corporation 69

2025 Form 10-K Capital Resources and Liquidity
Liquidity sources and uses Our potential sources and uses of funds principally include the following activities below.

Activities for potential sources of funds
	Property-Liability	Protection Services	Corporate and all other
Receipt of insurance premiums	✓	✓	✓
Recurring service fees	✓	✓	✓
Reinsurance and indemnification program recoveries	✓	✓	✓
Receipts of principal, interest and dividends on investments	✓	✓	✓
Sales of investments	✓	✓	✓
Funds from securities lending, commercial paper and line of credit agreements	✓		✓
Intercompany loans	✓	✓	✓
Capital contributions from parent (1)	✓	✓	✓
Dividends or return of capital from subsidiaries	✓	✓	✓
Tax refunds/settlements	✓	✓	✓
Funds from periodic issuance of additional securities			✓
Receipt of intercompany settlements related to employee benefit plans	✓		✓
Funds from dispositions			✓
(1)Capital support is generally at management’s discretion unless contractual commitments are in place.

Activities for potential uses of funds
	Property-Liability	Protection Services	Corporate and all other
Payment of claims and related expenses	✓	✓
Reinsurance cessions and indemnification program payments	✓	✓	✓
Operating costs and expenses	✓	✓	✓
Purchase of investments	✓	✓	✓
Repayment of securities lending, commercial paper and line of credit agreements	✓		✓
Payment or repayment of intercompany loans	✓	✓	✓
Capital contributions to subsidiaries	✓	✓	✓
Dividends or return of capital to shareholders/parent company	✓	✓	✓
Tax payments/settlements	✓	✓	✓
Payments related to employee benefit plans	✓		✓
Payments for acquisitions	✓	✓	✓
Payment of contract benefits			✓
Common share repurchases			✓
Debt service expenses and repayment			✓
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
Short-term contractual obligations are typically settled with cash or short-term investments and operating cash flows. Most of these obligations are paid within one year. These include unconditional purchase obligations, other liabilities and accrued expenses, including liabilities for collateral and operating leases.
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
As of December 31, 2025, we held $31.31 billion of cash, U.S. government and agencies fixed income securities, public equity securities and short-term investments, which we would expect to be able to
70 www.allstate.com

2025 Form 10-K Capital Resources and Liquidity

liquidate within one week. In addition, we regularly estimate how much of the total portfolio, which includes high quality corporate fixed income and municipal holdings, can be reasonably liquidated within one quarter. These estimates are subject to considerable uncertainty associated with evolving market conditions. As of December 31, 2025, cash and estimated liquidity available within one quarter, under normal market conditions and at current market prices, was $37.38 billion.
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
Parent company capital capacity  At the parent holding company level, we have deployable assets totaling $7.52 billion as of December 31, 2025, primarily comprised of cash and short-term, fixed income and equity securities that are generally saleable within one quarter. The earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
The payment of dividends by AIC to the Corporation is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time in 2026, based on the greater of 2025 statutory net income or 10% of actual 2025 statutory surplus. This is estimated to be $7.98 billion, less dividends paid during the preceding twelve months measured at that point in time. AIC paid dividends of $3.95 billion in 2025. For the year ended December 31, 2025, the maximum amount of dividends allowed to be paid by AIC was $3.95 billion. Notification and approval of intercompany lending activities are also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.
These holding company assets and subsidiary dividends provide funds for the parent company’s fixed charges and other corporate purposes.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In 2025, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:
•The Corporation and AIC have access to a $750 million unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is November 2027. The facility is fully subscribed among 11 lenders with the largest commitment being $95 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 15.1% as of December 31, 2025. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2025.
•To cover short-term cash needs, the Corporation has access to a commercial paper facility with a borrowing capacity limited to any undrawn credit facility balance up to $750 million. The total amount outstanding at any point in time under the combination of the credit facility and the commercial paper program cannot exceed the
The Allstate Corporation 71

2025 Form 10-K Capital Resources and Liquidity
amount that can be borrowed under the credit facility.
•As of December 31, 2025, there were no balances outstanding for the credit facility or the commercial paper facility and therefore the remaining borrowing capacity was $750 million under each facility.
•The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that was filed on April 30, 2024 and expires in 2027. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 640 million shares of treasury stock as of December 31, 2025), preferred stock, depositary shares, warrants, stock purchase contracts and stock purchase units. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
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
72 www.allstate.com

2025 Form 10-K Enterprise Risk and Return Management

Enterprise Risk and Return Management
Allstate creates shareholder value while serving customers through a comprehensive risk and return framework. These risks are discussed in more detail in the Risk Factors section of this document.
We regularly identify, measure, manage, monitor and report significant risks and assess associated return considerations. Major categories include strategic, insurance, investment, financial, operational and culture risks.
Allstate manages these risks through an Enterprise Risk and Return Management (“ERRM”) framework built on a foundation of risk culture, taxonomy, capacity and governance. Our legal and capital structures are designed to manage capital and solvency on a legal entity basis.

Risk and return principles define how we operate and guide decision-making.
•We ensure a strong foundation by maintaining capital strength, solvency and liquidity, complying with laws, acting with integrity and protecting customers and proprietary information, assets and technology.
•We build strategic value by continually investing in our strategic position, creating flexibility to adapt our business model in a changing world and differentiating through innovation.
•We optimize risk and return through profitable growth, valuing customer relationships in operating and strategic decisions and developing new business offerings and investment opportunities while managing risk concentrations.

ERRM Framework
Risk Culture
Risk & Return Principles
Taxonomy
Financial, Investment, Insurance, Operational, Culture, Strategic
IDENTIFY
Proactively identify risks and opportunities across the system that may impact our ability to deliver on Our Shared Purpose
REPORT
Provide transparency through a comprehensive reporting framework that drives decision clarity
Learning Loop
MEASURE
Track performance and measure risk using a robust and integrated system of key indicators
MONITOR
Continuously monitor changes to the enterprise risk and return profile, reviewing and escalating emerging risks in a timely manner
MANAGE
Make informed decisions that balance risk and return, while maintaining an effective, efficient, and unified system of controls
Risk Appetite and Capacity
Economic Capital (EC) Framework
Governance
Roles & Responsibilities, Middleware, Controls

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
•The RRC of the Allstate Board oversees the effectiveness of the ERRM program, governance structure and risk-related decision-making, while focusing on the Company’s aggregate risk profile.
•The AC oversees the effectiveness of internal controls over financial reporting, disclosure controls and procedures, as well as management’s risk and control and cybersecurity program, and assists the Board in fulfilling certain oversight responsibilities as listed in the committee’s charter.
•The Enterprise Risk and Return Council (“ERRC”) directs ERRM activities by establishing risk and return targets, monitoring and targeting capital levels and overseeing integrated strategies and
The Allstate Corporation 73

2025 Form 10-K Enterprise Risk and Return Management
actions from an enterprise risk and return perspective. For example, such strategies include the deployment of artificial intelligence and the development of enterprise resilience capabilities that protect against cyber threats. The ERRC consists of Allstate’s chief executive officer, chief financial officer, chief risk officer, chief legal officer, chief resilience officer and other senior leaders.
•Other committees work with the ERRC to direct ERRM activities, including the Operational Risk and Return Council, the Information Security Council, the Internal Compliance and Control Committee, liability governance committees and investment committees.
Key risks are assessed and reported through comprehensive ERRM reports prepared for senior management and the RRC. These summary reports communicate the alignment of Allstate’s risk profile with risk and return principles, while providing a perspective on risk positioning. Discussion promotes active engagement with management and the RRC. Internal controls over key risks are managed and reported to senior management and the Audit Committee of the Company through a semi-annual risk control dashboard. Annually, we review risks related to the strategic plan, operating plan and incentive compensation programs with the Allstate Board.
Framework We apply risk and return principles using an integrated ERRM framework that focuses on assessment, transparency and dialogue, which provides a comprehensive view of risks and is used by senior management and business managers to drive risk-informed decisions. We continually validate and improve ERRM practices by benchmarking and obtaining external perspectives.
Management and the ERRC utilize internal and external perspectives to determine an appropriate level of target economic capital. Internal perspectives include enterprise solvency and volatility assessments, review of key operating and model assumptions and management judgment. Sensitivity testing and scenario analysis are used to gauge the robustness of Allstate’s risk, capital and liquidity positions. Analysis of extremely low-frequency scenarios is also used to assess the sufficiency of capital and contingency options under worst-case outcomes, including unlikely but impactful single events, as well as sequences of multiple tail events. External considerations include NAIC risk-based capital as well as S&P’s, Moody’s and A.M. Best’s capital adequacy measurements. Our economic capital reflects management’s view of the aggregate level of capital necessary to satisfy stakeholder interests, manage Allstate’s risk profile and maintain financial strength. The impact of strategic initiatives on enterprise risk is evaluated through this context.
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
Allstate’s risk appetite is measured through our economic capital framework, which establishes the amount of capital needed to support the current and projected enterprise risk profile and provides a methodology for measuring risk-adjusted returns and optimizing capital allocations. Enterprise risk appetite is cascaded into individual targets and limits for specific risk types, weighing expected returns, volatility, potential tail losses and impact on the enterprise portfolio.
Process We establish a basis for transparency and dialogue across the enterprise and for continuous learning by embedding risk and return management culture within the organization. Allstate designs strategies that seek to optimize risk-adjusted returns on capital, with risks managed at both the legal entity and enterprise level.
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
A summary of our process to manage each of our major risk and return categories follows:
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
Insurance risk and return management encompasses risks and opportunities associated with Allstate’s insurance activities, including expected trends and unanticipated fluctuations in premiums, claims and future profits. Focus areas include policy growth, loss frequency, severity trends and scenarios, severe weather and catastrophe exposures and claim handling processes. Allstate uses sophisticated mathematical modeling techniques to measure, monitor and manage associated risk exposures, including stochastic risk estimation and deterministic scenario analysis.
Investment risk and return management encompasses risks and opportunities associated with
74 www.allstate.com

2025 Form 10-K Enterprise Risk and Return Management

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
For further details on investment risk, see the Market Risk section of this Item.
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
Operational risk and return management encompasses risks and opportunities associated with Allstate’s interconnected systems of people, processes and technology. Representative areas of focus include talent, privacy, regulatory compliance, ethics, fraud, system availability, cybersecurity and resilience, disaster recovery and business continuity.
Associated risks are managed using an integrated and iterative Operational Risk and Return Management framework that ensures dynamic and continuous learning process.
Culture risk and return management addresses risks and opportunities associated with company culture, which we define as a self-sustaining system of values, expectations, practices, and beliefs that people learn, follow and transmit that lead to priorities, decisions and outcomes. Allstate’s approach to culture risk and return management is grounded in its risk and return principles and organized by Our Shared Purpose, targeting continual alignment of culture with the company’s mission, values, operating standards and behaviors.

The Allstate Corporation 75

2025 Form 10-K Application of Critical Accounting Estimates
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
Fair value of financial assets
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We are responsible for the determination of fair value of financial assets and the supporting assumptions and methodologies. We use independent third-party valuation service providers, broker quotes and internal pricing methods to determine fair values for each financial instrument in our financial statements.
Our valuation hierarchy prioritizes the use of observable inputs. When available, fair values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we can access. If unadjusted quoted prices are not available, fair values are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active or valuation models with observable inputs. If observable inputs are not available or determinable, unobservable inputs or adjustments to observable inputs requiring management judgment are used to determine the estimated fair value of the investment.
For additional information on fair value measurements, see Note 7 of the consolidated financial statements and the risk factor titled “Determination of the fair value and amount of credit losses for investments includes subjective judgments and could materially impact the results of operations and financial condition” disclosed in Part 1 “Item 1A. Risk Factors’’. A more detailed discussion of investments is presented in the Investments section of the MD&A and Note 6 of the consolidated financial statements.
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
If we have not made the decision to sell the fixed income security and it is not more likely than not we will be required to sell the fixed income security before recovery of its amortized cost basis, we evaluate whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. We calculate the estimated recovery value based on the best estimate of future cash flows considering past events, current conditions and reasonable and supportable forecasts. The estimated future cash flows are discounted at the security’s current effective rate and are compared to the amortized cost of the security. The determination of cash flow estimates is inherently subjective, and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security are considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, as applicable, the remaining payment terms of the security, prepayment speeds,
76 www..allstate.com

2025 Form 10-K Application of Critical Accounting Estimates
the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, origination vintage year, geographic concentration of underlying collateral, available reserves or escrows, current subordination levels, third-party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, sector credit ratings, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate recovery value if we determine that the security is dependent on the liquidation of collateral for ultimate settlement.
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
Evaluation of goodwill
Goodwill impairment testing The Company performs its annual goodwill impairment testing at the reporting unit level during the fourth quarter of each year based upon data as of the close of the third quarter. Goodwill impairment is measured and recognized as the amount by which a reporting unit’s carrying value, including goodwill, exceeds its fair value, not to exceed the carrying amount of goodwill allocated to the reporting unit. The Company also reviews goodwill for impairment whenever events or changes in circumstances, such as deteriorating or adverse market conditions, indicate that it is more likely than not that the carrying amount of the reporting unit including goodwill may exceed the fair value of the reporting unit.
Fair value estimation process Estimating the fair value of reporting units is subjective and involves the use of significant estimates by management. Changes in market inputs or other events impacting the fair value of these businesses could result in goodwill impairments, resulting in a charge to income. Key factors influencing market inputs include changes in: (1) discount rates; (2) operating results; (3) investment returns; (4) strategies; and (5) growth rate assumptions, including the risk of loss of key customers in the Protection Services segment.
Some reporting units comprise both legacy and acquired businesses, resulting in substantial internally generated and unrecognized intangibles and fair values that significantly exceed their carrying values.
Valuation techniques Upon acquisition, the purchase price of the acquired business is assumed to be its fair value. Subsequently, we estimate the fair value of our businesses in each goodwill reporting unit by utilizing a combination of these widely accepted valuation techniques:
•Stock price and market capitalization analysis take into consideration the quoted market price of our outstanding common stock and includes a control premium, derived from relevant historical acquisition activity, in determining the estimated fair value of the consolidated entity before allocating that fair value to individual reporting units.
•Discounted cash flow analysis utilizes long term assumptions for revenues, investment income, benefits, claims, other operating expenses and income taxes to produce projections of both income and cash flows available for dividends that are present valued using the weighted average cost of capital.
•Market to book multiples represent the mean market to book multiple for selected peer companies with operations similar to each goodwill reporting unit to which the multiple is applied.
The outputs from these methods are weighted based on the nature of the business and the relative amount of market observable assumptions supporting the estimates. The computed values are then weighted to reflect the fair value estimate based on the specific attributes of each goodwill reporting unit.
For additional detail on goodwill, see Note 2 of the consolidated financial statements.
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
The Allstate Corporation 77

2025 Form 10-K Application of Critical Accounting Estimates
Underwriting results are significantly influenced by estimates of property and casualty insurance claims and claims expense reserves.
The actuarial methods used to develop reserve estimates Reserve estimates are derived by using several different actuarial estimation methods that are mostly variations on one primary actuarial technique known as a “chain ladder” estimation process. In this process, historical loss patterns are applied to actual paid losses and reported losses (paid losses plus individual case reserves established by claim adjusters) for an accident year or a report year to create an estimate of how losses are likely to develop over time.
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
How reserve estimates are established and updated Reserve estimates are developed at a detailed level, and the results are aggregated to form a consolidated reserve estimate. The detailed estimates include each line of insurance, major components of losses (such as coverages and perils), major states or groups of states for reported losses and IBNR. The significant lines of business are auto, homeowners, and other personal lines for Allstate Protection, and asbestos, environmental, and other run-off lines for Run-off Property-Liability. Reserves are established for each business segment and line of business, independently of business segment management.
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

Net reserves by segment and line of business
	As of December 31,
($ in millions)	2025	2024	2023
Allstate Protection
Auto	$23,221	$23,076	$21,286
Homeowners	4,349	4,520	4,754
Other lines	4,003	4,250	3,929
Total Allstate Protection	31,573	31,846	29,969
Run-off Property-Liability
Asbestos	769	774	804
Environmental	247	259	267
Other run-off lines	416	381	373
Total Run-off Property-Liability	1,432	1,414	1,444
Total Protection Services	62	55	49
Total net reserves	$33,067	$33,315	$31,462
78 www.allstate.com

2025 Form 10-K Application of Critical Accounting Estimates

Reserve reestimates
($ in millions)	2025	2024	2023
Reserve reestimates, after-tax (1)	$(1,429)	$(243)	$434
Percentage impact on net income (loss) applicable to common shareholders - favorable (unfavorable)	14.1%	5.3%	NM
(1)Reserve releases are shown in parentheses.

3-year average of net reserve reestimates as a percentage of total reserves for its segment (1) (2)
2025
Allstate Protection	(2.0)%
Run-off Property-Liability	7.2%
(1)Reserve releases are shown in parentheses.
(2)Each of these results is consistent within a reasonable actuarial tolerance for the respective businesses.
Allstate Protection reserve estimate
Factors affecting reserve estimates Generally, reserves are informed by analysis of historical relationships to relevant loss development indicators such as inflation. These relationships guide the initial reserve setting for a new report year or accident year using actual claim frequency and severity assumptions across business segments, lines and coverages. For prior report years or accident years, reserve estimates are developed using similar historical relationships and statistical processes on holistic loss costs. These estimates are considered in conjunction with known facts and interpretations of circumstances, including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns and pending levels of unpaid claims, loss management programs, product mix and contractual terms, changes in laws and regulations, judicial decisions and economic conditions.
Changes in auto claim frequency may result from changes in mix of business, driving behaviors, miles driven or other macroeconomic factors. Changes in auto current year claim severity are generally influenced by inflation in the medical and auto repair sectors, changes in attorney represented and litigated claim behavior, the effectiveness and efficiency of our claim settlements and changes in mix of claim types. Injury claims are affected largely by medical inflation, treatment trends, attorney representation and litigation costs, while physical damage claims are affected largely by auto repair cost inflation, used car prices, length of claim resolution and the timing of receipt of third-party carrier claims.
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
•If a change in economic conditions, including the impacts from existing or future U.S. tariffs, is expected to affect the cost of repairs or replacement of damaged autos or property for a particular line, coverage, or state, actuarial judgment is applied to determine appropriate development factors to use in the reserve estimate that will most accurately reflect the expected impacts on severity development.
Causes of reserve estimate uncertainty At each reporting date, the highest degree of uncertainty in estimates for most of our losses from ongoing businesses arises from claims remaining to be settled for the current accident year and the most recent preceding accident year. The greatest degree of uncertainty exists in the current accident year because the current accident year contains the greatest proportion of losses that have not been reported or settled as well as heightened uncertainty for claims that involve litigation or take longer to settle during periods of rapidly increasing loss costs but must be estimated as of the current reporting date. Most of these losses relate to damaged property such as automobiles and homes, and payments related to injuries from accidents. During the first year after the end of an accident year, a large portion of the total losses for that accident year are settled. When accident year losses paid through the end of the first year following the initial accident year are incorporated into updated actuarial estimates, the trends inherent in the settlement of claims emerge more clearly. After the second year, the losses that we pay for an accident year typically relate to claims that are more difficult to settle, such as those involving serious injuries or litigation. Private passenger auto insurance provides a good illustration of the uncertainty of future loss estimates: our typical annual percentage payout of reserves remaining at December 31 for an accident year is approximately 50% in the first year after the end
The Allstate Corporation 79

2025 Form 10-K Application of Critical Accounting Estimates
of the accident year, 20% in the second year, 10% in the third year, 10% in the fourth year, and the remaining 10% thereafter.
Potential variability in reserve estimates Reserve estimates, by their nature, are very complex to determine, subject to significant judgment, may be subject to litigation and represent estimates rather than an exact determination for each outstanding claim, including claims incurred but not reported. Accordingly, as actual claims, paid losses, and case reserve results emerge, our estimate of the ultimate cost to settle will differ from previous estimates.
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
To develop a statistical measure of potential reserve variability, an actuarial technique (stochastic modeling) is applied to the countrywide data for paid losses combined with case reserves for each of auto liability, auto physical damage and homeowners insurance excluding catastrophes. Based on the combined historical variability of the development factors calculated for these data elements, an estimate of standard deviation around these reserve estimates is calculated within each accident year for the last twelve years for each type of loss. The variability of these reserve estimates within one standard deviation of the mean (a measure of frequency of dispersion often viewed to be an acceptable level of accuracy) is believed by management to represent a reasonable and statistically probable measure of potential variability.
Based on our products and coverages, historical experience, the statistical credibility of our extensive data and stochastic modeling of actuarial methodologies used to develop reserve estimates, we have derived standard deviations and the resulting pre-tax income for Allstate Protection reserves, excluding catastrophe losses, as shown below.

Reserve estimate variability
	December 31, 2025
($ in millions)	Carried reserves (1)	Standard deviation	Income effect, pre-tax
Auto insurance - liability coverage	$27,820	7.0%	$1,947
Auto insurance - physical damage coverage	564	19.0	107
Homeowners insurance	3,226	8.5	274
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
80 www.allstate.com

2025 Form 10-K Application of Critical Accounting Estimates
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
The process employed to estimate MCCA covered losses involves a number of activities including the comprehensive review and interpretation of MCCA actuarial reports, other MCCA members’ reports and our PIP loss trends which have increased in severity over time. A significant portion of incurred claim reserves can be attributed to a small number of catastrophic claims, and thus a large portion of the recoverable is similarly concentrated. We conduct comprehensive claim file reviews to develop case reserve type estimates of specific claims, which inform our view of future claim development and longevity of claimants. Each year, we update the actuarial estimate of our ultimate reserves and recoverables. We report our paid and unpaid claims based on MCCA requirements. The MCCA develops its own reserving estimates based on its own reserve methodologies, which may not align with our estimations. The MCCA does not provide member companies with its estimate of a company’s claim costs.
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
Run-off Property-Liability reserve estimates
Characteristics of Run-off exposure Our exposure to asbestos, environmental and other run-off claims arise principally from assumed reinsurance coverage written from the 1960s through the mid-1980s, including reinsurance on primary insurance written on large U.S. companies, and from direct excess commercial insurance written from 1972 through 1985, including substantial excess general liability coverages on large U.S. companies. Additional exposure stems from direct primary commercial insurance written from the 1960s through the mid-1980s. Asbestos claims relate primarily to bodily injuries asserted by claimants who were exposed to asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs. Other run-off claims exposures primarily relate to general liability and product liability mass tort claims, such as those for medical devices and other products, workers’ compensation claims and claims for various other coverage exposures other than asbestos and environmental.
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
Our direct primary commercial insurance business comprises a cross section of policyholders engaged in many diverse business sectors throughout the country and did not include coverage to large asbestos companies.
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
The Allstate Corporation 81

2025 Form 10-K Application of Critical Accounting Estimates
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
Evaluation of both the insureds’ estimated liabilities and our exposure to the insureds depends heavily on an analysis of the relevant legal issues and litigation environment. This analysis is conducted by our specialized claims adjusting staff and legal counsel. Based on these evaluations, case reserves are established by claims adjusting staff and actuarial analysis is employed to develop an IBNR reserve, which includes estimated potential reserve development and claims that have occurred but have not been reported. As of December 31, 2025 and 2024, IBNR was 58.2% and 54.0%, respectively, of combined net asbestos and environmental reserves.
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
Reinsurance and indemnification recoverables
Reinsurance and indemnification recoverables include an estimate of the amount of insurance claims and claims expense reserves that are ceded under the terms of the agreements, including IBNR unpaid losses. We calculate our ceded reinsurance and indemnification estimates based on the terms of each applicable agreement, including an estimate of how IBNR losses will ultimately be ceded under the agreement. We also consider other limitations and coverage exclusions under our agreements. Accordingly, our estimate of recoverables is subject to similar risks and uncertainties as our estimate of reserves for claims and claims expense. We believe the recoverables are appropriately established; however, as our underlying reserves continue to develop, the amount ultimately recoverable may vary from amounts currently recorded. We regularly evaluate the reinsurers and the respective amounts of our reinsurance recoverables, and a provision for uncollectible reinsurance recoverables is recorded, if needed. The establishment of reinsurance recoverables and the related allowance for uncollectible reinsurance is also an inherently uncertain process involving estimates. Changes in estimates
82 www.allstate.com

2025 Form 10-K Application of Critical Accounting Estimates
could result in additional changes to the Consolidated Statements of Operations.
Adequacy of reserve for property and casualty insurance claims and claims expense estimates
We believe our net reserves are appropriately established based on available facts, laws and regulations and assessments of other pertinent factors and characteristics of exposure (e.g., claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, assuming no change in the legal, legislative or economic environment. Additionally, we rely on historical claims experience to inform the level of the recorded reserve. We derive and record a single best reserve estimate, in conformance with generally accepted actuarial standards and practices, for each line of insurance, its components (coverages and perils) and state, for reported losses and for IBNR losses, and as a result we believe that no other estimate is better than our recorded amount. Due to the uncertainties involved, the ultimate cost of losses may vary materially from recorded amounts, which are based on our best estimates.
For further discussion of these estimates and quantification of the impact of reserve estimates, reserve reestimates and assumptions, see Note 10 and Note 14 of the consolidated financial statements and the Reserve for Property and Casualty Insurance Claims and Claims Expense section of the MD&A.
Pension and other postretirement plans net costs and assumptions
Our pension and other postretirement benefit costs are calculated using various actuarial assumptions and methodologies. These assumptions include discount rates, health care cost trend rates, inflation, expected returns on plan assets, mortality and other factors. The assumptions utilized in recording the obligations under our defined benefit plans represent our best estimates, and we believe they are reasonable based on information as to historical experience and performance as well as other factors that might cause future expectations to differ from past trends. Approximately 89% of our benefit obligation relates to our U.S. qualified defined benefit pension plan.
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
Pension and other postretirement service cost, interest cost, expected return on plan assets and amortization of prior service credits are allocated to the Allstate Protection and Protection Services segments. The pension and other postretirement remeasurement gains and losses are reported in the Corporate segment.

Pension and postretirement benefits remeasurement gains and losses
	For the years ended December 31,
($ in millions)	2025	2024	2023
Remeasurement of benefit obligation (gains) losses:
Discount rate	$62	$(133)	$104
Other assumptions	34	4	17
Remeasurement of plan assets (gains) losses	(131)	92	(112)
Remeasurement (gains) losses	$(35)	$(37)	$9
Impact of assumption changes to net cost for pension and other postretirement plans Remeasurement gains in 2025 primarily related to favorable asset performance compared to expected return on plan assets, partially offset by a decrease in the liability discount rate and changes in actuarial assumptions. Remeasurement gains in 2024 primarily related to an increase in the liability discount rate and
The Allstate Corporation 83

2025 Form 10-K Application of Critical Accounting Estimates
changes in other assumptions, partially offset by unfavorable asset performance compared to expected return on plan assets.
The discount rate is based on rates at which expected pension benefits attributable to past employee service could effectively be settled on a present value basis at the measurement date. We develop the assumed discount rate by utilizing the weighted average yield of a theoretical dedicated portfolio derived from non-callable bonds and callable bonds with a make-whole provision available or callable within 12 months of maturity in the Bloomberg corporate bond universe having ratings of “AA” by S&P or “Aa” by Moody’s on the measurement date with cash flows that match expected plan benefit requirements. Significant changes in discount rates, such as those caused by changes in the credit spreads, yield curve, the mix of bonds available in the market, the duration of selected bonds and expected benefit payments, may result in volatility in pension cost. The weighted average discount rate used to measure the benefit obligation decreased to 5.52% on December 31, 2025 compared to 5.71% on December 31, 2024, resulting in remeasurement losses for 2025.
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. While this rate reflects long-term assumptions and is consistent with long-term historical returns, sustained changes in the market or changes in the mix of plan assets may lead to revisions in the assumed long-term rate of return on plan assets that may result in variability of pension cost. Differences between the actual return on plan assets and the expected long-term rate of return on plan assets are immediately recognized through earnings at each quarterly remeasurement date. Short-term asset performance can differ significantly from the expected rate of return, especially in volatile markets. In 2025, the actual return on plan assets was higher than the expected return primarily due to higher public equity valuations and higher fixed income valuations, partially offset by lower performance-based equity valuations. In 2024, the actual return on plan assets was lower than the expected return primarily due to lower fixed income valuations driven by higher rates, partially offset by higher equity valuations.
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
These actuarial assumption updates affect our pension and other postretirement obligations and are incorporated into our best estimates of these assumptions. Remeasurement losses for other assumptions in 2025 primarily related to plan experience and a decrease in the long-term lump sum interest rate, partially offset by gains from an experience study completed on final average pay retirement rates. Remeasurement losses for other assumptions in 2024 primarily related to an increase in the cash balance interest crediting rate, partially offset by gains from an experience study.

Impact of assumption changes to net periodic pension cost as of December 31, 2025
($ in millions)	Basis/percentage point change	Increase (decrease) to net cost, pre-tax
Pension plans discount rate	+100 basis points	$(395)
	-100 basis points	469
Expected long-term rate of return on assets	+100 basis points	(42)
	-100 basis points	42
See Note 17 of the consolidated financial statements for a discussion of our pension and other postretirement benefit plans and their effect on the consolidated financial statements.
84 www.allstate.com

2025 Form 10-K

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
The Allstate Corporation 85

2025 Form 10-K
Item 8.  Financial Statements and Supplementary Data

86 www.allstate.com

2025 Form 10-K Financial Statements

The Allstate Corporation and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
(In millions, except per share data)	2025	2024	2023
Revenues
Property and casualty insurance premiums	$60,503	$56,388	$50,670
Accident and health insurance premiums and contract charges	946	1,921	1,846
Other revenue	2,955	2,930	2,400
Net investment income	3,449	3,092	2,478
Net gains (losses) on investments and derivatives	(168)	(225)	(300)
Total revenues	67,685	64,106	57,094

Costs and expenses
Property and casualty insurance claims and claims expense	37,454	39,735	41,070
Accident, health and other policy benefits	656	1,241	1,071
Amortization of deferred policy acquisition costs	8,389	8,039	7,278
Operating costs and expenses	8,977	8,626	7,137
Pension and other postretirement remeasurement (gains) losses	(35)	(37)	9
Restructuring and related charges	61	61	169
Amortization of purchased intangibles	231	280	329
Interest expense	399	400	379
Total costs and expenses	56,132	58,345	57,442

Gain on disposition of operations	1,603	—	—

Income (loss) from operations before income taxes	13,156	5,761	(348)

Income tax expense (benefit)	2,890	1,162	(135)

Net income (loss)	10,266	4,599	(213)

Less: Net loss attributable to noncontrolling interest	(16)	(68)	(25)

Net income (loss) attributable to Allstate	10,282	4,667	(188)

Less: Preferred stock dividends	117	117	128

Net income (loss) applicable to common shareholders	$10,165	$4,550	$(316)

Earnings per common share:
Net income (loss) applicable to common shareholders per common share - Basic	$38.56	$17.22	$(1.20)
Weighted average common shares - Basic	263.6	264.3	262.5
Net income (loss) applicable to common shareholders per common share - Diluted	$38.06	$16.99	$(1.20)
Weighted average common shares - Diluted	267.1	267.8	262.5

See notes to consolidated financial statements.
The Allstate Corporation 87

2025 Form 10-K Financial Statements
The Allstate Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
($ in millions)	2025	2024	2023
Net income (loss)	$10,266	$4,599	$(213)

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	1,068	(167)	1,651
Unrealized foreign currency translation adjustments	90	(47)	67
Unamortized pension and other postretirement prior service credit	—	(2)	(16)
Discount rate for reserve for future policy benefits	(14)	27	(10)
Other comprehensive income (loss), after-tax	1,144	(189)	1,692

Comprehensive income	11,410	4,410	1,479
Less: Comprehensive loss attributable to noncontrolling interest	(13)	(58)	(15)
Comprehensive income attributable to Allstate	$11,423	$4,468	$1,494

See notes to consolidated financial statements.
88 www.allstate.com

2025 Form 10-K Financial Statements

The Allstate Corporation and Subsidiaries
Consolidated Statements of Financial Position

	December 31,
($ in millions, except par value data)	2025	2024
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $58,730 and $53,616)	$59,115	$52,747
Equity securities, at fair value (cost $8,026 and $4,329)	8,398	4,463
Mortgage loans, net	879	784
Limited partnership interests	8,844	9,255
Short-term, at fair value (amortized cost $4,888 and $4,539)	4,887	4,537
Other investments, net	1,114	824
Total investments	83,237	72,610
Cash	678	704
Premium installment receivables, net	11,474	10,614
Deferred policy acquisition costs	6,163	5,773
Reinsurance and indemnification recoverables, net	8,501	8,924
Accrued investment income	708	615
Deferred income taxes	—	231
Property and equipment, net	627	669
Goodwill	3,118	3,245
Other assets, net	5,252	5,140
Assets held for sale	—	3,092
Total assets	119,758	111,617
Liabilities
Reserve for property and casualty insurance claims and claims expense	41,079	41,917
Unearned premiums	29,080	26,909
Claim payments outstanding	1,419	1,567
Deferred income taxes	227	—
Other liabilities and accrued expenses	9,874	9,659
Debt	7,490	8,085
Liabilities held for sale	—	2,113
Total liabilities	89,169	90,250
Commitments and Contingent Liabilities (Note 8, 10 and 14)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 82.0 thousand shares issued and outstanding, $2,050 aggregate liquidation preference	2,001	2,001
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 260 million and 265 million shares outstanding	9	9
Additional capital paid-in	4,158	4,029
Retained income	62,393	53,288
Treasury stock, at cost (640 million and 635 million shares)	(38,206)	(36,996)
Accumulated other comprehensive income (loss):
Unrealized net capital gains and losses	297	(771)
Unrealized foreign currency translation adjustments	(55)	(145)
Unamortized pension and other postretirement prior service credit	11	11
Discount rate for reserve for future policy benefits	2	16
Total accumulated other comprehensive income (loss)	255	(889)
Total Allstate shareholders’ equity	30,610	21,442
Noncontrolling interest	(21)	(75)
Total equity	30,589	21,367
Total liabilities and equity	$119,758	$111,617

See notes to consolidated financial statements.
The Allstate Corporation 89

2025 Form 10-K Financial Statements
The Allstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Years Ended December 31,
($ in millions, except per share data)	2025	2024	2023
Preferred stock par value	$—	$—	$—
Preferred stock additional capital paid-in
Balance, beginning of year	2,001	2,001	1,970
Preferred stock issuance, net of issuance costs	—	—	587
Preferred stock redemption	—	—	(556)
Balance, end of year	2,001	2,001	2,001

Common stock par value	9	9	9
Common stock additional capital paid-in
Balance, beginning of year	4,029	3,854	3,788
Equity incentive plans activity, net	129	175	66
Balance, end of year	4,158	4,029	3,854

Retained income
Balance, beginning of year	53,288	49,716	50,970
Net income (loss)	10,282	4,667	(188)
Dividends on common stock (declared per share of $4.00, $3.68 and $3.56)	(1,060)	(978)	(938)
Dividends on preferred stock	(117)	(117)	(128)
Balance, end of year	62,393	53,288	49,716

Treasury stock
Balance, beginning of year	(36,996)	(37,110)	(36,857)
Shares acquired	(1,251)	—	(332)
Shares reissued under equity incentive plans, net	41	114	79
Balance, end of year	(38,206)	(36,996)	(37,110)

Accumulated other comprehensive income (loss)
Balance, beginning of year	(889)	(700)	(2,392)
Change in unrealized net capital gains and losses	1,068	(167)	1,651
Change in unrealized foreign currency translation adjustments	90	(47)	67
Change in unamortized pension and other postretirement prior service credit	—	(2)	(16)
Change in discount rate for reserve for future policy benefits	(14)	27	(10)
Balance, end of year	255	(889)	(700)
Total Allstate shareholders’ equity	30,610	21,442	17,770

Noncontrolling interest
Balance, beginning of year	(75)	(140)	(125)
Change in unrealized net capital gains and losses	3	10	10
Noncontrolling loss	(16)	(68)	(25)
Capital transaction for noncontrolling interest	67	123	—
Balance, end of year	(21)	(75)	(140)
Total equity	$30,589	$21,367	$17,630

See notes to consolidated financial statements.
90 www.allstate.com

2025 Form 10-K Financial Statements

The Allstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
($ in millions)	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$10,266	$4,599	$(213)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	482	555	704
Net (gains) losses on investments and derivatives	168	225	300
Pension and other postretirement remeasurement (gains) losses	(35)	(37)	9
Gain on disposition of operations	(1,603)	—	—
Changes in:
Claims and claims expense and other insurance reserves	(943)	2,171	2,202
Unearned premiums	2,120	2,294	2,385
Deferred policy acquisition costs	(365)	(347)	(489)
Premium installment receivables, net	(831)	(705)	(861)
Reinsurance and indemnification recoverables, net	630	(226)	807
Income taxes	583	753	(229)
Other operating assets and liabilities	(362)	(351)	(387)
Net cash provided by operating activities	10,110	8,931	4,228
Cash flows from investing activities
Proceeds from sales
Fixed income securities	72,897	38,751	22,973
Equity securities	6,729	3,168	5,400
Limited partnership interests	1,357	633	710
Other investments	243	265	594
Investment collections
Fixed income securities	814	1,509	1,641
Mortgage loans	127	151	81
Other investments	55	41	152
Investment purchases
Fixed income securities	(78,784)	(46,590)	(29,431)
Equity securities	(10,595)	(4,980)	(2,935)
Limited partnership interests	(1,269)	(1,434)	(890)
Mortgage loans	(242)	(113)	(145)
Other investments	(609)	(172)	(292)
Change in short-term and other investments, net	(791)	724	(617)
Purchases of property and equipment, net	(228)	(210)	(267)
Proceeds from sale of property and equipment	—	18	27
Acquisition of operations, net of cash acquired	—	(13)	—
Proceeds from disposition of operations, net of cash transferred	3,041	—	—
Net cash used in investing activities	(7,255)	(8,252)	(2,999)
Cash flows from financing activities
Proceeds from issuance of debt	—	495	743
Redemption and repayment of debt	(600)	(350)	(750)
Proceeds from issuance of preferred stock	—	—	587
Redemption of preferred stock	—	—	(575)
Contractholder fund deposits	30	129	130
Contractholder fund withdrawals	(15)	(37)	(35)
Dividends paid on common stock	(1,036)	(962)	(925)
Dividends paid on preferred stock	(117)	(117)	(107)
Treasury stock purchases	(1,233)	(2)	(335)
Shares reissued under equity incentive plans, net	48	163	73
Other	42	(16)	(49)
Net cash used in financing activities	(2,881)	(697)	(1,243)
Net decrease in cash	(26)	(18)	(14)
Cash at beginning of period	704	722	736
Cash at end of period	$678	$704	$722

See notes to consolidated financial statements.
The Allstate Corporation 91

2025 Form 10-K Notes to Consolidated Financial Statements
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
Nature of operations
Allstate is engaged, principally in the United States, in the property and casualty insurance business. Allstate is one of the country’s largest personal property and casualty insurers and is organized into four reportable segments: Allstate Protection, Run-off Property-Liability, Protection Services and Corporate.
Allstate’s primary business is the sale of private passenger auto and homeowners insurance. The Company offers several other personal property and casualty insurance products, select commercial property and casualty coverages, consumer product protection plans, mobility intelligence services and analytic solutions using automotive telematics information, roadside assistance, automotive protection and insurance products, identity protection and individual accident and health insurance. Allstate primarily distributes its products through exclusive agents, independent agents and brokers, direct to consumers through contact centers and online and major retailers.
Risks and uncertainties
Allstate has exposure to catastrophic events, including wind/hail, tornadoes, severe freeze events, hurricanes, tropical storms, wildfires, earthquakes, tsunamis, volcanic eruptions, terrorism and industrial accidents.
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
The Company considers the following categories and locations to be the greatest areas of potential catastrophe losses:
•Severe convective storms and freeze — Major metropolitan centers in Colorado, Georgia, Illinois, Oklahoma and Texas
•Hurricanes — Major metropolitan centers along the eastern and gulf coasts of the United States
•Wildfires — California, Colorado, Oregon and Texas
•Earthquakes and fires following earthquakes —Major metropolitan centers near fault lines in the states of California, Kentucky, Oregon, South Carolina and Washington

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
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments. Equity securities are carried at fair value. Equity securities without readily determinable or estimable fair values are measured using the measurement alternative, which is cost less impairment, if any, and adjustments resulting from observable price changes in orderly transactions for the identical or similar investments of the same issuer. Equity securities where the Company has significant influence are accounted for in accordance with the equity method of accounting ("EMA").
92 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements
Mortgage loans and bank loans, included in other investments, are carried at amortized cost, net, which represent the amount expected to be collected. The Company excludes accrued interest receivable from the amortized cost basis of its mortgage and bank loans. Credit loss allowances are estimates of expected credit losses, established for loans upon origination or purchase, and are established considering all relevant information available, including past events, current conditions, and reasonable and supportable forecasts over the life of the loans. Loans are evaluated on a pooled basis when they share similar risk characteristics; otherwise, they are evaluated individually.
Investments in limited partnership interests are primarily accounted for in accordance with the EMA and include interests in private equity funds, real estate funds and other funds. Investments in limited partnership interests purchased prior to January 1, 2018, where the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies, are accounted for at fair value primarily utilizing the net asset value (“NAV”) as a practical expedient to determine fair value.
Short-term investments, including money market funds, commercial paper, U.S. Treasury bills, fixed income securities with a contractual maturity of one year or less at time of acquisition and other short-term investments, are carried at fair value.
Real estate, included in other investments, is carried at cost less accumulated depreciation.
Investment income primarily consists of interest, dividends, income from limited partnership interests and rental income from real estate.
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
 The income statement impacts for derivatives, including fair value gains and losses and accrued periodic settlements, are reported either in net gains and losses on investments and derivatives or in a single line item together with the results of the associated asset or liability for which risks are being managed.
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
The Allstate Corporation 93

2025 Form 10-K Notes to Consolidated Financial Statements
short-term nature. The Company monitors the market value of securities loaned on a daily basis and obtains additional collateral as necessary under the terms of the agreements to mitigate counterparty credit risk. The Company maintains the right and ability to repossess the securities loaned on short notice.
Recognition of premium revenues and related benefits
Property and casualty insurance premiums include premiums from personal lines policies, protection plans, vehicle service contracts and insurance products and roadside assistance.
Personal lines insurance premiums are deferred and earned on a pro-rata basis over the terms of the policies, typically periods of six or twelve months.
Revenues related to protection plans, vehicle service contracts and insurance products and roadside assistance are deferred and earned over the term of the contract in a manner that recognizes revenue as obligations under the contracts are fulfilled. Revenues from these products are classified as premiums as the products are backed by insurance. Premiums from protection plans, vehicle service contracts and insurance products are recognized using a cost-based incurrence method over the term of the contracts, which is generally one to five years.
The portion of premiums written applicable to the unexpired terms of the policies is recorded as unearned premiums.

Unearned premiums
	December 31,
($ in millions)	2025	2024
Allstate Protection	$23,464	$21,508
Protection Services	5,605	5,385
Allstate Health and Benefits	—	2
All other	11	14
Total	$29,080	$26,909
For the years ended December 31, 2025 and 2024, the Company recognized $1.97 billion and $1.84 billion of property and casualty insurance premiums for Protection Services, respectively, that were included in the unearned premium balance as of December 31, 2024 and 2023, respectively. The Company expects to recognize approximately $2.06 billion, $1.52 billion and $2.03 billion of the December 31, 2025 unearned premium balance for Protection Services in 2026, 2027 and thereafter, respectively.
Accident and health insurance premiums include premiums from accident and health insurance products that are primarily expected to remain in force for an extended period and are classified as long-duration contracts. Premiums from these products are recognized as revenue when due from policyholders, net of any credit loss allowance for uncollectible premiums. Benefits are reflected in accident, health and other policy benefits and recognized as incurred.
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

Rollforward of credit loss allowance for premium installment receivables
	For the years ended December 31,
($ in millions)	2025	2024
Beginning balance	$(187)	$(138)
Increase in the provision for credit losses	(487)	(414)
Write-off of uncollectible premium installment receivable amounts	485	365
Ending balance	$(189)	$(187)
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
The Company collects service fees in the form of commissions by selling accident and health policies issued by third-party insurance companies and recognizes commission revenues equal to the estimated lifetime value of the revenues at the time when the policy is sold, net of an allowance for estimated policy cancellations, as no further performance obligations exist. The allowance for estimated third-party cancellations is periodically evaluated and adjusted as necessary.
Deferred policy acquisition costs
For personal lines, deferred policy acquisition costs (“DAC”) are related directly to the successful acquisition of new or renewal insurance contracts and are deferred and recognized as an expense over the life of the related contracts. These costs are principally agent, employee and broker remuneration, and premium taxes. DAC is amortized into income as premiums are earned pro rata over the period of the policy and is periodically reviewed for recoverability and adjusted if necessary. Future investment income is considered in determining the recoverability of DAC.
For protection plans and vehicle service contracts, DAC is directly related to costs to obtain customer contracts when they are incremental and directly attributable to securing the contract. These costs include sales commissions and other direct incentives. DAC is amortized systematically over the expected benefit period, consistent with the pattern of service delivery and is periodically reviewed for recoverability. If the expected future economic benefits associated
94 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements
with the related contracts are no longer sufficient to recover the carrying amount, the asset is impaired and written down to its recoverable amount.
DAC amortization is included in amortization of deferred policy acquisition costs on the Consolidated
Statements of Operations. All other acquisition costs are expensed as incurred and included in operating costs and expenses.

Rollforward of deferred policy acquisition costs
	For the years ended December 31,
($ in millions)	2025	2024	2023
Beginning balance	$5,773	$5,940	$5,442
Acquisition costs deferred	8,784	8,393	7,776
Amortization charged to income	(8,384)	(8,022)	(7,246)
Experience adjustment	(5)	(17)	(32)
Reclassified to assets held for sale (1)	(5)	(521)	—
Ending balance	$6,163	$5,773	$5,940

Allstate Protection	$2,803	$2,548	$2,378
Protection Services	3,274	3,161	3,022
Allstate Health and Benefits	—	1	497
All other	86	63	43
Total	$6,163	$5,773	$5,940
(1)Sold on April 1, 2025 as part of the employer voluntary benefits disposition.
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
Allowances for reinsurance recoverables are established primarily through risk-based evaluations.
The recoverable evaluation considers the credit rating of the reinsurer, the period over which the reinsurance recoverable balances are expected to be recovered and other relevant factors including historical experience of reinsurer failures. Reinsurers in liquidation or in default status are evaluated individually using the Company’s historical liquidation recovery assumptions and any other relevant information available including the most recent public information related to the financial condition or liquidation status of the reinsurer.
The Company monitors the credit ratings of reinsurer counterparties and evaluates the circumstances surrounding credit rating changes as inputs into its credit loss assessments. Uncollectible reinsurance recoverable balances are written off against the allowances when there is no reasonable expectation of recovery.
The changes in the allowances are reported in property and casualty insurance claims and claims expense.
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
The Allstate Corporation 95

2025 Form 10-K Notes to Consolidated Financial Statements
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
As of December 31, 2025, the Company tests goodwill at its reporting units, Allstate Protection, Protection Services and Individual Health.

Goodwill by reporting unit
	December 31,
($ in millions)	2025	2024
Allstate Protection	$1,563	$1,563
Protection Services	1,511	1,511
Allstate Health and Benefits and Individual Health (1)	44	171
Total	$3,118	$3,245
(1)Employer voluntary benefits and group health businesses comprising Allstate Health and Benefits were sold in 2025.
In conjunction with the dispositions of the employer voluntary benefits (“EVB”) and group health businesses, goodwill that was previously included in the Health and Benefits reporting unit was reallocated to EVB and group health businesses disposed of during 2025 and the retained individual health non-reportable segment using a relative fair value approach. Goodwill impairment tests were performed for the Individual Health reporting unit throughout 2025, which did not result in an impairment.
As of December 31, 2025 and 2024, the fair value of the Company’s goodwill reporting units exceeded their carrying values.
Intangible assets
Intangible assets (reported in other assets) consist of capitalized costs primarily related to acquired distribution and customer relationships, trade names and licenses, technology and other assets. The estimated useful lives of distribution, customer relationships and technology and other intangible assets are generally 5 years, 10 years, and 3 years, respectively. Intangible assets are carried at cost less accumulated amortization.

Intangible assets by type
	December 31,
($ in millions)	2025	2024
Distribution and customer relationships	$214	$367
Trade names and licenses (1)	126	145
Technology and other	218	242
Total	$558	$754
(1)Includes finite-lived trade names with carrying values of $7 million as of December 31, 2024 that were fully amortized at the end of 2025.
Amortization expense is calculated using an accelerated amortization method. Amortization expense on intangible assets was $231 million, $280 million and $329 million in 2025, 2024 and 2023, respectively.
96 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements

Amortization expense of intangible assets for the next five years and thereafter
($ in millions)
2026	$172
2027	125
2028	83
2029	38
2030	14
Total amortization	$432
Accumulated amortization of intangible assets was $1.83 billion and $1.66 billion as of December 31, 2025 and 2024, respectively.
Trade names and licenses generally are considered to have an indefinite useful life and are reviewed for impairment at least annually or more frequent if circumstances arise that indicate an impairment may have occurred. An impairment is recognized if the carrying amount of the asset exceeds its estimated fair value.
Acquisition earn-out payables
The fair value of contingent consideration arrangements such as earn-out purchase arrangements at the acquisition date, are included in the purchase price consideration. The recorded purchase price for acquisitions includes an estimate of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in these earn-out obligations are recorded in the Consolidated Statements of Operations when incurred or reasonably estimated. Estimates of potential earn-out obligations are typically based upon future earnings of the acquired operations or entities, usually for periods up to five years. As of December 31, 2025, the maximum future contingency payments related to acquisitions totaled $28 million.
In addition, the Company provides contingent bonus payments to certain eligible employees of acquired operations or entities based on the same timeframe and future earnings as used in determining the contingent consideration arrangement.
Property and equipment
Property and equipment is carried at cost less accumulated depreciation. Included in property and equipment are capitalized costs related to computer software licenses and software developed for internal use of $349 million and $398 million, net of accumulated depreciation, as of December 31, 2025 and 2024, respectively. These costs generally consist of certain external and payroll related costs. Property and equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years for equipment, 3 to 5 years for computer software licenses and software developed for internal use and 40 years for real property. Depreciation expense is reported in operating costs and expenses.
Accumulated depreciation on property and equipment was $2.34 billion and $2.50 billion as of December 31, 2025 and 2024, respectively.
Depreciation expense on property and equipment was $259 million, $316 million and $343 million in 2025, 2024 and 2023, respectively. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
When the Company experiences changes in the mix or type of claims or changing claim settlement patterns or data, it applies actuarial judgment in the determination and selection of development factors to develop reserve liabilities. The effects of inflation are implicitly considered in the reserving process as a development factor using historic data incorporated as a reasonable estimate of future inflation. The historical development patterns for these data elements are used as the assumptions to calculate reserve estimates, including the reserves for reported and unreported claims; however, when the Company experiences changes, it may lead to historical development trends being less predictive of future loss development, potentially creating additional reserve variability. Also, anticipated changes in severity for sudden one-time cost level shifts, such as tariffs, are considered as part of the reserving process. Reserve estimates are regularly reviewed and updated, using the most current data and information available. Any resulting reestimates are reflected in current results of operations.
The Allstate Corporation 97

2025 Form 10-K Notes to Consolidated Financial Statements
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
Pension and other postretirement service cost, interest cost, expected return on plan assets and amortization of prior service credits are allocated to the Allstate Protection and Protection Services segments. The pension and other postretirement remeasurement gains and losses are reported in the Corporate segment.
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
Measurement of credit losses
The Company carries an allowance for expected credit losses for all financial assets measured at amortized cost on the Consolidated Statements of Financial Position. The Company considers past events, current conditions and reasonable and supportable forecasts in estimating an allowance for credit losses. The Company also carries a credit loss allowance for fixed income securities where applicable and, when amortized cost is reported, it is net of credit loss allowances. For additional information, refer to the Investments, Recognition of premium revenues and related benefits or Reinsurance and indemnification topics of this section.
The Company also estimated a credit loss allowance for commitments to fund its line of credit with Adirondack Insurance Exchange (“Adirondack”), mortgage loans and bank loans unless they are unconditionally cancellable by the Company. For further details on Adirondack and mortgage loans and bank loans, see Note 9 and Note 6, respectively.
98 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements

Allowance for credit losses
	As of December 31,
($ in millions)	2025	2024
Fixed income securities	$10	$17
Mortgage loans	10	12
Bank loans	17	10
Investments	37	39
Premium installment receivables	189	187
Reinsurance recoverables	54	63
Other assets	15	14
Assets	295	303

Commitments to fund line of credit, commercial mortgage loans and bank loans	15	—
Liabilities	15	—
Total	$310	$303
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
Adopted accounting standards
Accounting for joint ventures Effective January 1, 2025, the Company adopted the new Financial Accounting Standards Board (“FASB”) guidance requiring a joint venture to initially measure assets contributed and liabilities assumed at fair value as of the formation date. The adoption had no impact on the Company’s Consolidated Statements of Operations and Consolidated Statements of Financial Position.
Income tax disclosures Effective January 1, 2025, the Company prospectively adopted the FASB guidance enhancing various aspects of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The impacts of adoption are to the Company’s annual disclosures only. See Note 15 for further details.
Pending accounting standards
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
Internal-use software In September 2025, the FASB issued guidance which updates the accounting for internal-use software by replacing the stage-based model with a principles-based approach. The new
The Allstate Corporation 99

2025 Form 10-K Notes to Consolidated Financial Statements
guidance requires capitalization once management commits to funding and it is probable the software will be completed and used as intended (probable-to-complete recognition threshold). The standard also clarifies that costs cannot be capitalized when significant development uncertainty exists, such as unresolved technological innovations or unclear performance requirements. In addition, website development costs are now included under the same guidance.
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
Codification Improvements In December 2025, the FASB issued guidance introducing targeted amendments and clarifications across multiple areas. Key changes include updates to diluted earnings per share calculations when losses occur from continuing operations and there are potentially dilutive instruments, clarified guidance for treasury stock retirement methods, refinements to accounting for beneficial interests and related interest income and expanded eligibility for the proportional amortization method to all income tax credit investments. The guidance also clarifies the treatment of receivable transfers under ASC 860 and excludes certain lease receivables from enhanced credit loss disclosures.
The new guidance is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted, and transition methods vary by topic. The Company is currently evaluating the impact of this standard on its financial statements and disclosures.
100 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements

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

Computation of basic and diluted earnings per common share
	For the years ended December 31,
(In millions, except per share data)	2025	2024	2023
Numerator:
Net income (loss)	$10,266	$4,599	$(213)
Less: Net loss attributable to noncontrolling interest	(16)	(68)	(25)
Net income (loss) attributable to Allstate	10,282	4,667	(188)
Less: Preferred stock dividends	117	117	128
Net income (loss) applicable to common shareholders	$10,165	$4,550	$(316)

Denominator:
Weighted average common shares outstanding	263.6	264.3	262.5
Effect of dilutive potential common shares (1):
Stock options	2.4	2.6	—
Restricted stock units (non-participating) and performance stock awards	1.1	0.9	—
Weighted average common and dilutive potential common shares outstanding	267.1	267.8	262.5

Net income (loss) applicable to common shareholders per common share - Basic	$38.56	$17.22	$(1.20)
Net income (loss) applicable to common shareholders per common share - Diluted (1)	$38.06	$16.99	$(1.20)

Anti-dilutive options excluded from diluted earnings per common share	0.4	0.5	3.0
Weighted average dilutive potential common shares excluded due to net loss applicable to common shareholders (1)	—	—	2.2
(1)As a result of the net loss reported for the year ended December 31, 2023, weighted average shares for basic earnings per share is also used for calculating diluted earnings per share because all dilutive potential common shares are anti-dilutive and are therefore excluded from the calculation.

Note 4	Dispositions
Employer voluntary benefits (“EVB”) business disposition On April 1, 2025, the Company closed the sale of American Heritage Life Insurance Company and American Heritage Service Company, comprising the Company’s employer voluntary benefits business for $1.9 billion in cash, net of purchase price adjustments. The Company recorded a gain on the sale of
$888 million or $641 million, after-tax for the year ended December 31, 2025.
The EVB business generated $243 million of premiums and contract charges and $22 million of adjusted net income for the three months ended March 31, 2025.
The Allstate Corporation 101

2025 Form 10-K Notes to Consolidated Financial Statements

Major classes of assets and liabilities disposed of in EVB transaction
($ in millions)	April 1, 2025	December 31, 2024
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $1,765 and $1,809)	$1,676	$1,699
Short-term, at fair value (amortized cost $64 and 85)	64	85
Other investments, net	116	122
Total investments	1,856	1,906
Cash	29	—
Deferred policy acquisition costs	525	521
Reinsurance recoverables, net	117	111
Other assets (1)	523	554
Total assets	$3,050	$3,092

Liabilities
Reserve for future policy benefits	$1,096	$1,085
Contractholder funds	882	890
Other liabilities and accrued expenses	124	138
Total liabilities	$2,102	$2,113
(1)Included $249 million of goodwill at April 1, 2025.
Shareholders' equity included $51 million of accumulated other comprehensive losses related to assets and liabilities disposed of on April 1, 2025.
Group health business disposition On July 1, 2025, the Company closed the sale of Direct General Life Insurance Company, NSM Sales Corporation and The Association Benefits Solution, LLC, comprising the Company’s group health business for $1.23 billion in cash, net of purchase price adjustments. The Company recorded a gain on the sale of $715 million or $499 million, after-tax for the year ended December 31, 2025.
The group health business generated $247 million of premiums and contract charges and $21 million of adjusted net income for the six months ended June 30, 2025.

Major classes of assets and liabilities disposed of in group health business transaction
($ in millions)	July 1, 2025
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $142)	$143
Short-term, at fair value (amortized cost $177)	177
Total investments	320
Cash	88
Deferred policy acquisition costs	1
Other assets (1)	310
Total assets	$719

Liabilities
Other liabilities and accrued expenses	$9
Total liabilities	$9
(1)Included $152 million of goodwill at July 1, 2025.
In addition, reserves for future policy benefits of $200 million were reinsured to Nationwide Life Insurance Company with a corresponding reinsurance recoverable established on July 1, 2025.
In connection with these sales, the Company is providing transition services for 24 months from the respective dates of closing.
102 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements

Note 5	Reportable Segments
The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”). The CODM reviews financial performance and makes decisions about the allocation of resources for the four reportable segments: Allstate Protection, Run-off Property-Liability, Protection Services and Corporate. The CODM considers each segment profit measure when making decisions regarding the allocation of resources to the segments.
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
Allstate Protection principally offers private passenger auto, homeowners and other property insurance in the United States and Canada, with earned premiums accounting for 85.2% of Allstate’s 2025 consolidated revenues. Allstate Protection primarily operates in the U.S. (all 50 states and the District of Columbia (“D.C.”)) and Canada. For 2025, the top geographic locations for statutory direct premiums for the Allstate Protection segment were Texas, California, Florida and New York. No other jurisdiction accounted for more than 5% of statutory direct premiums for Allstate Protection. Revenues from external customers generated outside the United States were $2.20 billion, $2.14 billion and $2.06 billion in 2025, 2024 and 2023, respectively.
Run-off Property-Liability includes results from property and casualty insurance coverage that primarily relates to policies written from the 1960s through the mid-1980s. Our exposure to asbestos, environmental and other run-off lines claims arises principally from direct excess commercial insurance, assumed reinsurance coverage, direct primary commercial insurance and other businesses in run-off.
Protection Services comprises Protection Plans, Roadside, Dealer Services, Identity Protection and Arity. Protection Services offers consumer product protection plans, automotive protection and insurance products (including vehicle service contracts, guaranteed asset protection, road hazard tire and wheel and paintless dent repair protection), roadside assistance, mobility intelligence services and analytic solutions using automotive telematics information and identity theft protection and remediation services. Protection Services primarily operates in the U.S. and Canada, with Protection Plans also offering services in Europe and Asia. Revenues from external customers generated outside the United States were $630 million, $472 million and $346 million in 2025, 2024 and 2023, respectively.
Corporate comprises holding company activities and certain non-insurance operations, including expenses associated with strategic initiatives.
Measuring segment profit or loss
The measure of segment profit or loss used in evaluating performance is underwriting income for the Allstate Protection and Run-off Property-Liability segments and adjusted net income for the Protection Services and Corporate segments and Allstate Health and Benefits when a reportable segment.
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
The Allstate Corporation 103

2025 Form 10-K Notes to Consolidated Financial Statements

Reportable segments financial performance
	For the years ended December 31,
($ in millions)	2025	2024	2023
Underwriting income (loss) by segment
Allstate Protection	$8,694	$3,153	$(2,090)
Run-off Property-Liability	(154)	(73)	(94)

Adjusted net income (loss) by segment, after-tax
Protection Services	218	217	106
Allstate Health and Benefits	43	156	195
Corporate	(362)	(426)	(415)

Reconciliation of segment performance measures to net income (loss) applicable to common shareholders
Allstate Protection and Run-off Property-Liability net investment income	3,157	2,810	2,218
Net gains (losses) on investments and derivatives	(168)	(225)	(300)
Pension and other postretirement remeasurement gains (losses)	35	37	(9)
Amortization of purchased intangibles (1)	(48)	(74)	(94)
Gain on disposition	1,616	16	4
All other (2)	3	30	47
Non-recurring costs (3)	—	—	(90)
Income tax (expense) benefit on Allstate Protection and Run-off Property-Liability and reconciling items (4)	(2,884)	(1,138)	182
Total reconciling items	1,711	1,456	1,958

Less: Net loss attributable to noncontrolling interest (5)	(15)	(67)	(24)

Net income (loss) applicable to common shareholders	$10,165	$4,550	$(316)
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
(5)Reflects net loss attributable to noncontrolling interest in Allstate Protection.
104 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements

Reportable segments revenue information
	For the years ended December 31,
($ in millions)	2025	2024	2023
Allstate Protection
Insurance premiums
Auto	$38,090	$36,475	$32,940
Homeowners	15,363	13,360	11,739
Other personal lines	3,134	2,823	2,387
Commercial lines	419	609	811
Other business lines	676	599	550
Total Allstate Protection insurance premiums	57,682	53,866	48,427
Other revenue	2,051	1,895	1,545
Total Allstate Protection	59,733	55,761	49,972

Run-off Property-Liability	—	—	—

Protection Services
Protection plans	2,159	1,869	1,540
Roadside assistance	160	150	195
Protection and insurance products	502	503	508
Intersegment premiums and service fees (1)	137	180	138
Other revenue	489	441	319
Net investment income	99	94	73
Net gains (losses) on investments and derivatives	4	(14)	—
Total Protection Services	3,550	3,223	2,773

Allstate Health and Benefits
Employer voluntary benefits	243	985	1,001
Group health	247	481	440
Other revenue	163	327	296
Net investment income	24	94	78
Net gains (losses) on investments and derivatives	(1)	(4)	5
Total Allstate Health and Benefits	676	1,883	1,820

Corporate
Other revenue	81	72	89
Net investment income	160	88	105
Net gains (losses) on investments and derivatives	67	22	(11)
Total Corporate	308	182	183

Reconciliation of revenue
Allstate Protection and Run-off Property-Liability net investment income	3,157	2,810	2,218
Allstate Protection and Run-off Property-Liability net gains (losses) on investments and derivatives	(237)	(228)	(292)
All other	635	655	558
Intersegment eliminations (1)	(137)	(180)	(138)
Consolidated revenues	$67,685	$64,106	$57,094
(1)Intersegment insurance premiums and service fees are primarily related to Arity and Roadside and are eliminated in the consolidated financial statements.
The Allstate Corporation 105

2025 Form 10-K Notes to Consolidated Financial Statements

Reportable segments expense information used in measure for segment profit or loss
	For the years ended December 31,
($ in millions)	2025	2024	2023
Allstate Protection
Claims and claims expense excluding catastrophe losses and prior year reserve reestimates (1)	$33,628	$34,092	$34,243
Catastrophe losses	4,959	4,964	5,636
Non-catastrophe prior year reserve reestimates	(1,961)	(6)	485
Amortization of DAC	7,003	6,676	6,070
Advertising expense	2,100	1,863	638
Amortization of purchased intangibles	183	206	235
Restructuring and related charges	54	51	142
Other segment expenses (2)	5,073	4,762	4,613
Total	51,039	52,608	52,062

Run-off Property-Liability
Claims and claims expense prior year reserve reestimates (3)	151	68	89
Other segment expenses (2)	3	5	5
Total	154	73	94

Protection Services
Claims and claims expense	699	641	632
Amortization of DAC	1,328	1,217	1,058
Non-deferrable commissions	447	343	249
Restructuring and related charges	4	2	6
Other segment expenses (2)	786	747	640
Income taxes on operations	65	71	83
Total	3,329	3,021	2,668

Allstate Health and Benefits
Accident, health and other policy benefits	379	991	888
Amortization of DAC	30	119	124
Restructuring and related charges	—	2	6
Other segment expenses (2)	213	577	549
Income taxes on operations	12	42	53
Total	634	1,731	1,620

Corporate
Interest expense	399	400	379
Restructuring and related charges	1	5	13
Other segment expenses (2)	160	163	185
Income taxes on operations	(74)	(99)	(99)
Preferred stock dividends	117	117	128
Total	$603	$586	$606
(1)Includes Allstate Protection incurred loss adjustment expenses, net of reinsurance of $2.98 billion, $2.89 billion and $2.79 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Includes employee-related costs, professional services, technology and certain other operating costs and expenses.
(3)Includes Run-off Property-Liability incurred loss adjustment expenses, net of reinsurance of $28 million, $9 million and $10 million for the years ended December 31, 2025, 2024 and 2023, respectively.
106 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements

Additional significant financial performance data
	For the years ended December 31,
($ in millions)	2025	2024	2023
Amortization of DAC
Allstate Protection	$7,003	$6,676	$6,070
Protection Services	1,328	1,217	1,058
Allstate Health and Benefits	30	119	124
All other	28	27	26
Consolidated	$8,389	$8,039	$7,278

Amortization of purchased intangibles
Allstate Protection	$183	$206	$235
Protection Services	36	47	62
Allstate Health and Benefits	1	10	12
All other	$11	17	20
Consolidated	$231	$280	$329

Income tax expense (benefit)
Allstate Protection and Run-off Property-Liability	$2,407	$1,144	$(136)
Protection Services	57	56	66
Allstate Health and Benefits (1)	474	40	53
Corporate	(49)	(83)	(122)
All other	1	5	4
Consolidated	$2,890	$1,162	$(135)
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

Reportable segment total assets, investments and deferred policy acquisition costs
	As of December 31,
($ in millions)	2025	2024
Assets
Allstate Protection and Run-off Property-Liability	$102,801	$96,988
Protection Services	8,372	7,540
Allstate Health and Benefits	—	3,714
Corporate	7,610	2,727
All other	975	648
Consolidated	$119,758	$111,617

Investments (1)
Allstate Protection and Run-off Property-Liability	$73,222	$67,671
Protection Services	2,312	2,228
Allstate Health and Benefits (2)	—	219
Corporate	7,503	2,332
All other	200	160
Consolidated	$83,237	$72,610

Deferred policy acquisition costs
Allstate Protection	$2,803	$2,548
Protection Services	3,274	3,161
Allstate Health and Benefits (2)	—	1
All other	86	63
Consolidated	$6,163	$5,773
(1)The balances reflect the elimination of related party investments between segments.
(2)As of December 31, 2024, $1.91 billion of investments and $521 million of deferred policy acquisition costs were classified as held for sale and not included in the table above.
The Allstate Corporation 107

2025 Form 10-K Notes to Consolidated Financial Statements

Note 6	Investments

Portfolio composition
	As of December 31,
($ in millions)	2025	2024
Fixed income securities, at fair value	$59,115	$52,747
Equity securities, at fair value	8,398	4,463
Mortgage loans, net	879	784
Limited partnership interests	8,844	9,255
Short-term investments, at fair value	4,887	4,537
Other investments, net	1,114	824
Total	$83,237	$72,610

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
	Amortized cost, net	Gross unrealized		Fair value
($ in millions)		Gains	Losses
December 31, 2025
U.S. government and agencies	$18,165	$43	$(75)	$18,133
Municipal	5,617	87	(61)	5,643
Corporate	30,050	585	(234)	30,401
Foreign government	1,464	13	(17)	1,460
ABS	1,348	8	(4)	1,352
MBS	2,086	41	(1)	2,126
Total fixed income securities	$58,730	$777	$(392)	$59,115

December 31, 2024
U.S. government and agencies	$11,423	$15	$(330)	$11,108
Municipal	8,985	33	(176)	8,842
Corporate	30,630	272	(710)	30,192
Foreign government	1,352	22	(10)	1,364
ABS	1,130	19	(4)	1,145
MBS	96	—	—	96
Total fixed income securities	$53,616	$361	$(1,230)	$52,747

Scheduled maturities for fixed income securities
	As of December 31, 2025		As of December 31, 2024
($ in millions)	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Due in one year or less	$1,464	$1,460	$1,544	$1,531
Due after one year through five years	22,582	22,706	22,889	22,595
Due after five years through ten years	21,538	21,780	17,431	17,130
Due after ten years	9,712	9,691	10,526	10,250
	55,296	55,637	52,390	51,506
ABS and MBS	3,434	3,478	1,226	1,241
Total	$58,730	$59,115	$53,616	$52,747
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS and MBS are shown separately because of potential prepayment of principal prior to contractual maturity dates.
108 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements

Net investment income
	For the years ended December 31,
($ in millions)	2025	2024	2023
Fixed income securities	$2,509	$2,298	$1,761
Equity securities	99	77	75
Mortgage loans	41	36	35
Limited partnership interests	634	600	499
Short-term investments	345	290	253
Other investments	119	106	169
Investment income, before expense	3,747	3,407	2,792
Investment expense	(298)	(315)	(314)
Net investment income	$3,449	$3,092	$2,478

Net gains (losses) on investments and derivatives by asset type
	For the years ended December 31,
($ in millions)	2025	2024	2023
Fixed income securities	$(215)	$(200)	$(540)
Equity securities	257	82	282
Mortgage loans	(2)	(1)	(4)
Limited partnership interests	(18)	(9)	4
Derivatives	(76)	(14)	(84)
Other investments	(47)	40	42
Other (1)	(67)	(123)	—
Net gains (losses) on investments and derivatives	$(168)	$(225)	$(300)
(1)2025 is related to losses recorded for variable interests in Adirondack Insurance Exchange (“Adirondack”) and New Jersey Skylands Insurance Association (“Skylands”) (together “Reciprocal Exchanges”). 2024 is related to losses for the carrying value of the surplus notes issued by the Reciprocal Exchanges.See Note 9 for further detail.

Net gains (losses) on investments and derivatives by transaction type
	For the years ended December 31,
($ in millions)	2025	2024	2023
Sales	$(253)	$(160)	$(433)
Credit losses	(110)	(146)	(99)
Valuation change of equity investments (1)	271	95	316
Valuation change and settlements of derivatives	(76)	(14)	(84)
Net gains (losses) on investments and derivatives	$(168)	$(225)	$(300)
(1)Includes valuation changes of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.

Gross realized gains (losses) on sales of fixed income securities
	For the years ended December 31,
($ in millions)	2025	2024	2023
Gross realized gains	$450	$340	$115
Gross realized losses	(660)	(537)	(633)

Net appreciation (decline) recognized in net income for assets that are still held
	For the years ended December 31,
($ in millions)	2025	2024	2023
Equity securities	$221	$37	$151
Limited partnership interests carried at fair value	3	76	85
Total	$224	$113	$236
The Allstate Corporation 109

2025 Form 10-K Notes to Consolidated Financial Statements

Credit losses recognized in net income
	For the years ended December 31,
($ in millions)	2025	2024	2023
Fixed income securities:
Municipal	$—	$(2)	$—
Corporate	(4)	(1)	(24)
ABS	(1)	—	2
Total fixed income securities	(5)	(3)	(22)
Mortgage loans	(2)	(1)	(4)
Limited partnership interests	(12)	(24)	(25)
Other investments
Bank loans	(12)	6	(18)
Real estate	(12)	(2)	(29)
Other assets	(52)	(123)	—
Commitments to fund line of credit, commercial mortgage loans and bank loans	(15)	1	(1)
Total	$(110)	$(146)	$(99)

Unrealized net capital gains and losses included in AOCI
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2025		Gains	Losses
Fixed income securities	$59,115	$777	$(392)	$385
Short-term investments	4,887	—	(1)	(1)
Derivative instruments (1)	—	—	(2)	(2)
Unrealized net capital gains and losses, pre-tax				382
Reclassification of noncontrolling interest				—
Deferred income taxes				(85)
Unrealized net capital gains and losses, after-tax				$297

December 31, 2024
Fixed income securities	$52,747	$361	$(1,230)	$(869)
Short-term investments	4,537	—	(2)	(2)
Derivative instruments (1)	—	—	(2)	(2)
Investments classified as held for sale				(110)
Unrealized net capital gains and losses, pre-tax				(983)
Reclassification of noncontrolling interest				3
Deferred income taxes				209
Unrealized net capital gains and losses, after-tax				$(771)
(1)Includes the effective portion of losses on terminated cash flow hedges.

Change in unrealized net capital gains (losses)
	For the years ended December 31,
($ in millions)	2025	2024	2023
Fixed income securities	$1,254	$(85)	$2,101
Short-term investments	1	(1)	—
Derivative instruments	—	—	1
Limited partnerships interests	—	4	(6)
Investments classified as held for sale (1)	110	(110)	—
Total	1,365	(192)	2,096
Reclassification of noncontrolling interest	(3)	(10)	(10)
Deferred income taxes	(294)	35	(435)
Change in unrealized net capital gains and losses, after-tax	$1,068	$(167)	$1,651
(1)Unrealized net capital gains and losses for investments disposed of in the EVB business sale.
110 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements
Mortgage loans The Company’s mortgage loans totaled $879 million and $784 million, net of credit loss allowance, as of December 31, 2025 and 2024, respectively, and are primarily commercial mortgage loans collateralized by a variety of commercial real estate property types located across the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. Residential mortgage loans totaled $260 million and $61 million as of December 31, 2025 and 2024, respectively, and have recourse to the borrower.

Principal geographic distribution of commercial real estate exceeding 5% of the commercial mortgage loans portfolio
	As of December 31,
(% of commercial mortgage loan portfolio carrying value)	2025	2024
California	24.4%	22.9%
Texas	12.2	13.8
Virginia	7.3	6.1
Tennessee	7.2	6.2
Ohio	6.0	5.4
Florida	2.8	8.5
As of December 31, 2025, the residential mortgage loans were secured by properties geographically dispersed throughout the United States with concentrations over 5% in New York, New Jersey, Florida, Pennsylvania, Ohio and Texas.

Types of properties collateralizing the mortgage loan portfolio
	As of December 31,
(% of mortgage loan portfolio carrying value)	2025	2024
Commercial
Apartment Complex	17.0%	24.9%
Retail	18.7	21.0
Warehouse	16.2	20.9
Office	7.6	13.4
Other	10.9	12.0
Residential	29.6	7.8
Total	100.0%	100.0%

Contractual maturities of the commercial mortgage loan portfolio
	As of December 31, 2025
($ in millions)	Number of loans	Amortized cost, net	Percent
2026	8	$139	22.4%
2027	6	57	9.2
2028	11	151	24.4
2029	5	94	15.2
Thereafter	13	178	28.8
Total	43	$619	100.0%
Residential mortgage loans typically have 30-year terms and were purchased within 2 years of loan origination.
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
The Allstate Corporation 111

2025 Form 10-K Notes to Consolidated Financial Statements

Carrying value for limited partnership interests
	As of December 31,
($ in millions)	2025	2024
Private equity	$7,247	$7,734
Real estate	1,451	1,236
Other (1)	146	285
Total	$8,844	$9,255
(1)Other consists of certain limited partnership interests where the underlying assets are predominately public equity and debt securities.
Municipal bonds The Company maintains a diversified portfolio of municipal bonds, including tax-exempt and taxable securities, which totaled $5.64 billion and $8.84 billion as of December 31, 2025 and 2024, respectively. The balances as of December 31, 2025 and 2024 include $4.65 billion and $7.71 billion of tax-exempt securities, respectively. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

Principal geographic distribution of municipal bond issuers exceeding 5% of the portfolio
	As of December 31,
(% of municipal bond portfolio carrying value)	2025	2024
Texas	11.2%	12.8%
Illinois	11.2	6.1
New York	10.2	6.0
Washington	7.1	6.5
California	7.0	6.8
Florida	3.0	6.5
Short-term investments Short-term investments, including money market funds, commercial paper, U.S. Treasury bills, fixed income securities with a contractual maturity of one year or less at time of acquisition and other short-term investments, are carried at fair value. As of December 31, 2025 and 2024, the fair value of short-term investments totaled $4.89 billion and $4.54 billion, respectively.
Other investments Other investments primarily consist of real estate, bank loans and derivatives. Bank loans are primarily senior secured corporate loans and are carried at amortized cost, net. Real estate is carried at cost less accumulated depreciation.

Other investments by asset type
	As of December 31,
($ in millions)	2025	2024
Real estate	$630	$620
Bank loans, net	473	201
Other	11	3
Total	$1,114	$824
Concentration of credit risk As of December 31, 2025, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company’s shareholders’ equity, other than the U.S. government and its agencies.
Securities loaned The Company’s business activities include securities lending programs with third parties, mostly large banks. As of December 31, 2025 and 2024, fixed income and equity securities with a carrying value of $1.87 billion and $1.95 billion, respectively, were on loan under these agreements. Interest income on collateral, net of fees, was $7 million, $3 million and zero in 2025, 2024 and 2023, respectively.
Other investment information Included in fixed income securities are below investment grade assets totaling $4.68 billion and $4.57 billion as of December 31, 2025 and 2024, respectively.
As of December 31, 2025, fixed income securities, short-term investments and cash with a carrying value of $202 million were on deposit with regulatory authorities as required by law.
As of December 31, 2025, the carrying value of fixed income securities and other investments that were non-income producing was $1 million.

112 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements
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
Accrued interest excluded from the amortized cost of fixed income securities totaled $662 million and $574 million as of December 31, 2025, and 2024, respectively, and is reported within the accrued investment income line of the Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.
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

The Allstate Corporation 113

2025 Form 10-K Notes to Consolidated Financial Statements

Rollforward of credit loss allowance for fixed income securities
	For the years ended December 31,
($ in millions)	2025	2024	2023
Beginning balance	$(17)	$(36)	$(13)
Credit losses on securities for which credit losses not previously reported	(3)	(8)	(11)
Net (increases) decreases related to credit losses previously reported	(2)	2	(11)
Decrease (increase) related to sales and other	—	3	(1)
Write-offs	12	22	—
Ending balance	$(10)	$(17)	$(36)

Components of credit loss allowance as of December 31
Corporate bonds	(8)	(16)	(35)
ABS	(2)	(1)	(1)
Total	$(10)	$(17)	$(36)

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position (1)

	Less than 12 months			12 months or more
($ in millions)	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses	Total unrealized losses
December 31, 2025
Fixed income securities
U.S. government and agencies	74	$11,840	$(72)	54	$209	$(3)	$(75)
Municipal	106	640	(6)	527	1,423	(55)	(61)
Corporate	530	3,933	(49)	640	3,677	(185)	(234)
Foreign government	77	553	(9)	53	40	(8)	(17)
ABS	58	205	(2)	12	42	(2)	(4)
MBS	29	246	(1)	59	3	—	(1)
Total fixed income securities	874	$17,417	$(139)	1,345	$5,394	$(253)	$(392)
Investment grade fixed income securities	694	$16,899	$(123)	1,212	$4,793	$(229)	$(352)
Below investment grade fixed income securities	180	518	(16)	133	601	(24)	(40)
Total fixed income securities	874	$17,417	$(139)	1,345	$5,394	$(253)	$(392)

December 31, 2024
Fixed income securities
U.S. government and agencies	179	$8,520	$(256)	99	$801	$(74)	$(330)
Municipal	990	4,889	(67)	1,089	1,693	(109)	(176)
Corporate	943	9,178	(166)	1,237	7,877	(544)	(710)
Foreign government	42	159	(2)	73	73	(8)	(10)
ABS	15	76	—	15	51	(4)	(4)
MBS	35	2	—	70	5	—	—
Total fixed income securities	2,204	$22,824	$(491)	2,583	$10,500	$(739)	$(1,230)
Investment grade fixed income securities	2,002	$21,846	$(473)	2,367	$9,281	$(655)	$(1,128)
Below investment grade fixed income securities	202	978	(18)	216	1,219	(84)	(102)
Total fixed income securities	2,204	$22,824	$(491)	2,583	$10,500	$(739)	$(1,230)
(1)Includes fixed income securities with fair values of $11 million and $16 million and unrealized losses of $2 million and $1 million with credit loss allowances of $1 million and $3 million as of December 31, 2025, and 2024, respectively.
114 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements

Gross unrealized losses by unrealized loss position and credit quality as of December 31, 2025
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1)	$(329)	$(36)	$(365)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (2)	(23)	(4)	(27)
Total unrealized losses	$(352)	$(40)	$(392)
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
As of December 31, 2025, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
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
The Allstate Corporation 115

2025 Form 10-K Notes to Consolidated Financial Statements
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
Residential mortgage loans primarily include fixed-rate, amortizing mortgage loans on rental properties owned by borrowers with credit scores typically considered prime or above. The primary credit quality indicator is whether a loan is performing or nonperforming. The Company defines nonperforming residential mortgage loans as those that are 90 days or more past due and/or in nonaccrual status.

Commercial mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
	December 31, 2025							December 31, 2024
($ in millions)	2020 and prior	2021	2022	2023	2024	2025	Total	Total
Below 1.0	$—	$—	$—	$—	$—	$—	$—	$—
1.0 - 1.25	10	—	—	25	36	—	71	137
1.26 - 1.50	34	—	42	19	—	—	95	105
Above 1.50	178	164	47	58	15	—	462	493
Amortized cost before allowance	$222	$164	$89	$102	$51	$—	$628	$735
Allowance							(9)	(12)
Amortized cost, net							$619	$723

Payment status of mortgage loans
	December 31, 2025
($ in millions)	Commercial	Residential	Total
Less than 90 days past due	$—	$2	$2
90 days or greater past due	—	2	2
Total past due before allowance	—	4	4
Current before allowance	628	257	885
Total mortgage loans before allowance	628	261	889
Allowance	(9)	(1)	(10)
Total mortgage loans	$619	$260	$879
Payments on all mortgage loans were current as of December 31, 2024 and 2023.

Rollforward of credit loss allowance for mortgage loans
	For the years ended December 31,
($ in millions)	2025	2024	2023
Beginning balance	$(12)	$(11)	$(7)
Net increases related to credit losses	(2)	(1)	(4)
Write-offs	4	—	—
Ending balance	$(10)	$(12)	$(11)

Components of credit loss allowance as of December 31
Commercial	$(9)	$(12)	$(11)
Residential	(1)	—	—
Total	$(10)	$(12)	$(11)
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
116 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements
is determined to be the year in which the asset is acquired.

Bank loans amortized cost by credit rating and year of origination
($ in millions)	December 31, 2025							December 31, 2024
	2020 and prior	2021	2022	2023	2024	2025	Total	Total
NAIC 1 / A	$—	$—	$—	$—	$44	$155	$199	$45
NAIC 2 / BBB	—	—	—	—	1	143	144	6
NAIC 3 / BB	—	—	—	2	6	15	23	27
NAIC 4 / B	1	2	—	24	22	57	106	122
NAIC 5-6 / CCC and below	—	—	1	7	1	9	18	11
Amortized cost before allowance	$1	$2	$1	$33	$74	$379	$490	$211
Allowance							(17)	(10)
Amortized cost, net							$473	$201

Rollforward of credit loss allowance for bank loans
	For the years ended December 31,
($ in millions)	2025	2024	2023
Beginning balance	$(10)	$(22)	$(57)
Net (increases) decreases related to credit losses	(12)	6	(18)
Reduction related to sales	—	—	50
Write-offs	5	6	3
Ending balance	$(17)	$(10)	$(22)

Note 7	Fair Value of Assets and Liabilities
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
The Allstate Corporation 117

2025 Form 10-K Notes to Consolidated Financial Statements
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
118 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements
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
•Equity securities: The primary inputs to the valuation include quoted prices for identical or similar assets that are not market observable.
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
Assets measured at fair value on a non-recurring basis
Comprise long-lived assets to be disposed of by sale, including real estate, that is written down to fair value less costs to sell and commercial mortgages written down to fair value in connection with recognizing credit losses.
Investments excluded from the fair value hierarchy
Investments reported at net asset value (“NAV”)
Limited partnership interests and certain equity investments carried at fair value, which do not have readily determinable fair values and use NAV provided by the investees, are excluded from the fair value hierarchy.
Limited partnership interests are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of December 31, 2025, the Company has commitments to invest $125 million in limited partnership interests that are reported at net asset value.
The Allstate Corporation 119

2025 Form 10-K Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value
	December 31, 2025
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$18,124	$9	$—		$18,133
Municipal	—	5,614	29		5,643
Corporate - public	—	19,907	12		19,919
Corporate - privately placed	—	10,295	187		10,482
Foreign government	—	1,460	—		1,460
ABS	—	1,330	22		1,352
MBS	—	2,068	58		2,126
Total fixed income securities	18,124	40,683	308		59,115
Equity securities (1)	7,572	239	22		7,833
Short-term investments	1,791	3,090	6		4,887
Other investments	—	11	1	$(1)	11
Other assets	—	—	147		147
Total recurring basis assets	27,487	44,023	484	(1)	71,993
Non-recurring basis	—	—	32		32
Total assets at fair value	$27,487	$44,023	$516	$(1)	$72,025

Investments reported at NAV (2)					1,266
Total					$73,291
Liabilities
Other liabilities	$(2)	$(19)	$(1)	$19	$(3)
Total recurring basis liabilities	(2)	(19)	(1)	19	(3)
Total liabilities at fair value	$(2)	$(19)	$(1)	$19	$(3)
(1)Excludes $99 million of securities using the measurement alternative or the equity method of accounting and $466 million reported at NAV.
(2)Includes $466 million of equity securities and $800 million of limited partnerships.

120 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements

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
As of December 31, 2025 and 2024, Level 3 fair value measurements of fixed income securities totaled $308 million and $248 million, respectively, and included $146 million and $87 million, respectively, of securities valued based on third-party discounted cash flow pricing models where the inputs have not been corroborated to be market observable, $12 million and $22 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $29 million and $2 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies.
An increase (decrease) in credit spreads for fixed income securities valued based on third-party discounted cash flow pricing models or non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit rating of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.
The Allstate Corporation 121

2025 Form 10-K Notes to Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the year ended December 31, 2025
	Balance as of December 31, 2024	Total gains (losses) included in:		Transfers					Balance as of December 31, 2025
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Settlements
Assets
Fixed income securities:
Municipal	$2	$—	$—	$1	$—	$26	$—	$—	$29
Corporate - public	22	(1)	1	—	(7)	11	(11)	(3)	12
Corporate - privately placed	110	(4)	4	12	—	83	—	(18)	187
ABS	26	—	—	26	(41)	15	—	(4)	22
MBS	88	—	—	—	—	—	—	(30)	58
Total fixed income securities	248	(5)	5	39	(48)	135	(11)	(55)	308
Equity securities	407	28	—	—	(331)	7	(89)	—	22
Short-term investments	5	—	—	—	—	11	(9)	(1)	6
Other investments	1	—	—	—	—	—	—	—	1
Other assets	134	13	—	—	—	—	—	—	147
Assets held for sale	7	—	1	—	—	—	(8)	—	—
Total recurring Level 3 assets	802	36	6	39	(379)	153	(117)	(56)	484
Liabilities
Other liabilities	—	(1)	—	—	—	—	—	—	(1)
Total recurring Level 3 liabilities	$—	$(1)	$—	$—	$—	$—	$—	$—	$(1)

Rollforward of Level 3 assets and liabilities held at fair value during the year ended December 31, 2024
	Balance as of December 31, 2023	Total gains (losses) included in:		Transfers		Transfers (to) from held for sale				Balance as of December 31, 2024
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3		Purchases	Sales	Settlements
Assets
Fixed income securities:
Municipal	$11	$(2)	$1	$—	$—	$—	$—	$(5)	$(3)	$2
Corporate - public	26	1	—	—	—	(7)	16	(14)	—	22
Corporate - privately placed	58	(6)	(2)	—	—	—	64	(2)	(2)	110
ABS and MBS	58	—	—	—	—	—	59	—	(3)	114
Total fixed income securities	153	(7)	(1)	—	—	(7)	139	(21)	(8)	248
Equity securities	402	8	—	—	—	—	25	(28)	—	407
Short-term investments	1	—	—	—	—	—	27	(20)	(3)	5
Other investments	2	6	—	—	—	—	—	(7)	—	1
Other assets	118	16	—	—	—	—	—	—	—	134
Assets held for sale	—	—	—	—	—	7	—	—	—	7
Total recurring Level 3 assets	676	23	(1)	—	—	—	191	(76)	(11)	802
Liabilities
Total recurring Level 3 liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

122 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the year ended December 31, 2023
	Balance as of December 31, 2022	Total gains (losses) included in:		Transfers					Balance as of December 31, 2023
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Settlements
Assets
Fixed income securities:
Municipal	$21	$3	$(1)	$—	$—	$—	$(10)	$(2)	$11
Corporate - public	69	(1)	2	—	—	—	(44)	—	26
Corporate - privately placed	55	(12)	1	16	—	1	(3)	—	58
ABS and MBS	28	—	—	—	—	31	—	(1)	58
Total fixed income securities	173	(10)	2	16	—	32	(57)	(3)	153
Equity securities	333	36	—	—	—	77	(44)	—	402
Short-term investments	6	—	—	—	—	13	—	(18)	1
Other investments	3	(1)	—	—	—	—	—	—	2
Other assets	103	15	—	—	—	—	—	—	118
Total recurring Level 3 assets	618	40	2	16	—	122	(101)	(21)	676
Liabilities
Total recurring Level 3 liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Level 3 gains (losses) included in net income
	For the years ended December 31,
($ in millions)	2025	2024	2023
Net investment income	$1	$(8)	$(1)
Net gains (losses) on investments and derivatives	21	15	26
Operating costs and expenses	13	16	15
Transfers into Level 3 during 2025 included situations where a quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. There were no transfers into Level 3 during 2024. Transfers into Level 3 during 2023 included situations where securities were written down utilizing an internal price where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.
Transfers out of Level 3 during 2025 included situations where a quote that was not provided by the Company’s independent third-party valuation service provider in the prior period became available in the current period. Any gains or losses related to the change in valuation source for individual securities were not significant. There were no transfers out of Level 3 during 2024 and 2023.
The Allstate Corporation 123

2025 Form 10-K Notes to Consolidated Financial Statements

Valuation changes included in net income and OCI for Level 3 assets and liabilities held as of December 31,
($ in millions)	2025	2024	2023
Assets
Fixed income securities:
Municipal	$—	$(2)	$—
Corporate - public	(1)	1	—
Corporate - privately placed	(3)	(6)	(12)
Total fixed income securities	(4)	(7)	(12)
Equity securities	26	13	35
Other investments	—	—	(1)
Other assets	13	16	15
Total recurring Level 3 assets	$35	$22	$37
Liabilities
Other liabilities	$(1)	$—	$—
Total recurring Level 3 liabilities	(1)	—	—
Total included in net income	$34	$22	$37

Components of net income
Net investment income	$1	$(8)	$(1)
Net gains (losses) on investments and derivatives	20	14	23
Operating costs and expenses	13	16	15
Total included in net income	$34	$22	$37

Assets
Corporate - public	$1	$—	$1
Corporate - privately placed	4	(1)	2
Changes in unrealized net capital gains and losses reported in OCI	$5	$(1)	$3

Financial instruments not carried at fair value
($ in millions)		December 31, 2025		December 31, 2024
Financial assets	Fair value level	Amortized cost, net (1)	Fair value	Amortized cost, net	Fair value
Mortgage loans	Level 3	$879	$868	$784	$746
Bank loans	Level 3	473	487	201	207

Financial liabilities	Fair value level	Carrying value (1)	Fair value	Carrying value (2)	Fair value
Debt	Level 2	$7,490	$7,367	$8,085	$7,740
Liability for collateral	Level 2	1,934	1,934	2,041	2,041
Liabilities held for sale	Level 3	—	—	40	40
(1)Represents the amounts reported on the Consolidated Statements of Financial Position.
124 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements

Note 8	Derivative Financial Instruments and Off-balance Sheet Financial Instruments
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
Allstate Protection and Run-off Property-Liability segments may use interest rate swaps, swaptions, futures and options to manage the interest rate risks of existing investments. These instruments are utilized to change the duration of the portfolio in order to offset the economic effect that interest rates would otherwise have on the fair value of its fixed income securities. Fixed income index total return swaps are used to offset valuation losses in the fixed income portfolio during periods of declining market values. Credit default swaps are typically used to mitigate the credit risk within the Allstate Protection and Run-off Property-Liability fixed income portfolio. Equity index total return swaps, futures and options are used to offset valuation losses in the equity portfolio. In addition, equity futures are used to hedge the market risk related to deferred compensation liability contracts. Equity derivatives may also be utilized to replicate cash market positions to increase equity exposure. Forward contracts are primarily used to hedge foreign currency risk associated with holding foreign currency denominated investments and foreign operations.
As of December 31, 2025 and 2024, the Company has not designated any fair value, cash flow or net investment hedge accounting relationships. Non-hedge accounting is generally used for “portfolio” level hedging strategies. For non-hedge derivatives, net income includes changes in fair value and accrued periodic settlements, when applicable.
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
The Allstate Corporation 125

2025 Form 10-K Notes to Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of December 31, 2025
		Volume (1)
($ in millions, except number of contracts)	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	$37	n/a	$—	$—	$—
Futures	Other assets	n/a	3,386	—	—	—
Equity and index contracts
Options	Other investments	n/a	12	—	—	—
Futures	Other assets	n/a	32	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	$503	n/a	(14)	2	(16)
Contingent consideration	Other assets	250	n/a	147	147	—
Credit default contracts
Credit default swaps – selling protection	Other investments	550	n/a	9	9	—
Total asset derivatives		$1,340	3,430	$142	$158	$(16)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$37	n/a	$(1)	$—	$(1)
Futures	Other liabilities & accrued expenses	n/a	1,323	—	—	—
Equity and index contracts
Options	Other liabilities & accrued expenses	n/a	12	—	—	—
Futures	Other liabilities & accrued expenses	n/a	1,063	(2)	—	(2)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	$45	n/a	(3)	—	(3)
Total liability derivatives		82	2,398	(6)	$—	$(6)
Total derivatives		$1,422	5,828	$136
(1)Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)
126 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of December 31, 2024
		Volume (1)
($ in millions, except number of contracts)	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	n/a	4,596	$—	$—	$—
Equity and index contracts
Futures	Other assets	n/a	437	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	$602	n/a	20	21	(1)
Contingent consideration	Other assets	250	n/a	134	134	—
Total asset derivatives		$852	5,033	$154	$155	$(1)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other liabilities & accrued expenses	n/a	12,112	$(1)	$—	$(1)
Equity and index contracts
Futures	Other liabilities & accrued expenses	n/a	662	—	—	—
Total liability derivatives		$—	12,774	$(1)	$—	$(1)
Total derivatives		$852	17,807	$153
(1)Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
December 31, 2025
Asset derivatives	$2	$(16)	$15	$1	$—	$1
Liability derivatives	(20)	16	3	(1)	—	(1)

December 31, 2024
Asset derivatives	$21	$(1)	$(18)	$2	$—	$2
Liability derivatives	(1)	1	—	—	—	—
(1)All OTC derivatives are subject to enforceable MNAs.
The Allstate Corporation 127

2025 Form 10-K Notes to Consolidated Financial Statements

Gains (losses) from valuation and settlements reported on derivatives
($ in millions)	Net gains (losses) on investments and derivatives	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
2025
Interest rate contracts	$(10)	$—	$(10)
Equity and index contracts	(10)	25	15
Contingent consideration	—	13	13
Foreign currency contracts	(48)	—	(48)
Credit default contracts	(8)	—	(8)
Total	$(76)	$38	$(38)

2024
Interest rate contracts	$(32)	$—	$(32)
Equity and index contracts	(17)	22	5
Contingent consideration	—	16	16
Foreign currency contracts	32	—	32
Credit default contracts	3	—	3
Total	$(14)	$38	$24

2023
Interest rate contracts	$(8)	$—	$(8)
Equity and index contracts	(32)	28	(4)
Contingent consideration	—	15	15
Foreign currency contracts	(14)	—	(14)
Credit default contracts	(30)	—	(30)
Other contracts	—	(1)	(1)
Total	$(84)	$42	$(42)
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

OTC cash and securities collateral pledged
($ in millions)	December 31, 2025
Pledged by the Company	$18
Pledged to the Company (1)	—
(1)$14 million of collateral was posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability provision.
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

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	December 31, 2025				December 31, 2024
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	1	$37	$—	$—	1	$213	$10	$1
A+	—	—	—	—	3	389	10	1
Total	1	$37	$—	$—	4	$602	$20	$2
(1)Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.
(2)Only OTC derivatives with a net positive fair value are included for each counterparty.

128 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.

Exchange traded and cleared margin deposits
($ in millions)	December 31, 2025
Pledged by the Company	$95
Received by the Company	—
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

($ in millions)	December 31, 2025	December 31, 2024
Gross liability fair value of contracts containing credit-risk-contingent features	$16	$1
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(2)	(1)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(14)	—
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$—
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

CDS notional amounts by credit rating and fair value of protection sold
($ in millions)	Notional amount
	AAA	AA	A	BBB	BB and lower	Total	Fair value
December 31, 2025
Index
Corporate debt	$—	$—	$—	$550	$—	$550	$9
Total	$—	$—	$—	$550	$—	$550	$9
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
The Allstate Corporation 129

2025 Form 10-K Notes to Consolidated Financial Statements

Contractual amounts of off-balance sheet financial instruments
	As of December 31,
($ in millions)	2025	2024
Commitments to invest in limited partnership interests	$3,244	$3,345
Private placement commitments	74	29
Other loan commitments	14	16
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
Due to ongoing operating losses, the Company recorded a loss related to variable interests held in the Reciprocal Exchanges of $67 million in 2025 and $123 million in 2024. These losses have been reflected as capital transactions attributable to noncontrolling interest as the Company expects 100% of its interests in surplus notes and lines of credit to absorb expected losses of the Reciprocal Exchanges.
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
Claims and claims expense ceded to the Company were $(1) million, $40 million and $40 million in 2025, 2024 and 2023, respectively.
Prior to July 1, 2024, the Company received a management fee for the services provided to the Reciprocal Exchanges. The management fees were zero, $24 million and $48 million in 2025, 2024 and 2023, respectively. Earned premiums for the Reciprocal Exchanges generated zero, $199 million and $224 million in 2025, 2024 and 2023, respectively. Total costs and expenses were $16 million, $280 million and $251 million in 2025, 2024 and 2023, respectively.

130 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements

Assets and liabilities of Reciprocal Exchanges
($ in millions)	December 31, 2025	December 31, 2024
Assets
Fixed income securities	$4	$47
Short-term investments	68	112
Premium installment and other receivables, net	—	9
Reinsurance recoverables, net	53	76
Other assets	—	25
Total assets	125	269
Liabilities
Reserve for property and casualty insurance claims and claims expense	153	214
Unearned premiums	—	22
Other liabilities and expenses	186	235
Total liabilities	$339	$471
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
When the Company experiences changes in the mix or type of claims or changing claim settlement patterns or data, it applies actuarial judgment in the determination and selection of development factors to develop reserve liabilities. Recent tort reform measures in certain jurisdictions have altered the legal environment and may affect claim settlement patterns over time. These changes require the Company to evaluate whether historical settlement trends remain appropriate for reserve development. In cases where tort reform is expected to influence claim outcomes, more recent claim settlement experience may be given greater consideration when selecting development factors. While inflationary pressures have moderated compared to prior periods, factors such as a higher mix of more complex repairs, combined with skilled labor shortages, continue to influence physical damage loss costs. Medical cost trends, increased treatment trends, higher attorney representation, rising litigation costs and more severe accidents have contributed to higher third-party bodily injury loss costs. The Company continues to digitize and modernize claim processes to increase effectiveness and efficiency. These factors may lead to historical development trends being less predictive of future loss development, potentially creating additional reserve variability.
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
The Allstate Corporation 131

2025 Form 10-K Notes to Consolidated Financial Statements
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
The highest degree of uncertainty is associated with reserves for losses incurred in the initial reporting period as it contains the greatest proportion of losses that have not been reported or settled as well as heightened uncertainty for claims that involve litigation or take longer to settle during periods of rapidly increasing loss costs. The Company also has uncertainty in the Run-off Property-Liability reserves that are based on events long since passed and are complicated by a lack of historical data, legal interpretations, unresolved legal issues and legislative intent based on establishment of facts.
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

Rollforward of the reserve for property and casualty insurance claims and claims expense
($ in millions)	2025	2024	2023
Balance as of January 1	$41,917	$39,858	$37,541
Less recoverables (1)	8,602	8,396	9,176
Net balance as of January 1	33,315	31,462	28,365
Incurred claims and claims expense related to:
Current year	39,263	40,043	40,521
Prior years	(1,809)	(308)	549
Total incurred	37,454	39,735	41,070
Claims and claims expense paid related to:
Current year	(23,173)	(23,488)	(23,607)
Prior years	(14,529)	(14,394)	(14,366)
Total paid	(37,702)	(37,882)	(37,973)
Net balance as of December 31	33,067	33,315	31,462
Plus recoverables	8,012	8,602	8,396
Balance as of December 31	$41,079	$41,917	$39,858
(1)Recoverables comprises reinsurance and indemnification recoverables. See Note 11 for further details.

132 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements

Reconciliation of total claims and claims expense incurred and paid by coverage
	December 31, 2025
($ in millions)	Incurred	Paid
Allstate Protection
Auto insurance - liability coverage	$14,575	$(13,741)
Auto insurance - physical damage coverage	7,459	(7,584)
Homeowners insurance	8,852	(8,945)
Total auto and homeowners insurance	30,886	(30,270)
Other personal lines	2,281	(1,891)
Commercial lines	145	(667)
Other business lines	213	(254)
Protection Services	604	(598)
Run-off Property-Liability	123	(125)
Unallocated loss adjustment expenses (“ULAE”)	3,241	(3,400)
Claims incurred and paid from before 2021	(15)	(612)
Other (1)	(24)	115
Total	$37,454	$(37,702)
(1)Paid and incurred amounts primarily related to the effect of foreign currency translation adjustments.
Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the calendar year. This expense includes losses from catastrophes of $4.96 billion, $4.96 billion and $5.64 billion in 2025, 2024 and 2023, respectively, net of recoverables. Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.
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
The Company derives and records a single best reserve estimate for losses from catastrophes, in conformance with generally accepted actuarial standards. As a result, management believes that no other estimate is better than the recorded amount. Due to the uncertainties involved, including the factors described above, the ultimate cost of losses may vary materially from recorded amounts, which are based on management’s best estimates.

The Allstate Corporation 133

2025 Form 10-K Notes to Consolidated Financial Statements

Prior year reserve reestimates included in claims and claims expense (1)
	For the years ended December 31,
	Non-catastrophe losses			Catastrophe losses (2)			Total
($ in millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Auto (3)	$(1,852)	$(328)	$294	$(28)	$(36)	$(50)	$(1,880)	$(364)	$244
Homeowners	(59)	(73)	66	43	(322)	36	(16)	(395)	102
Other personal lines	142	224	37	(14)	(7)	(18)	128	217	19
Commercial lines	(147)	171	76	(1)	(5)	8	(148)	166	84
Other business lines	(45)	—	12	—	—	—	(45)	—	12
Run-off Property-Liability (4)	151	68	89	—	—	—	151	68	89
Protection Services	1	—	(1)	—	—	—	1	—	(1)
Total prior year reserve reestimates	$(1,809)	$62	$573	$—	$(370)	$(24)	$(1,809)	$(308)	$549
(1)Reserve releases are shown in parentheses.
(2)2025 includes $60 million of estimated recoveries related to the Nationwide Reinsurance Program aggregate cover for losses occurring between April 1, 2024 and December 31, 2024, and $54 million favorable subrogation settlements related to the 2021 Colorado Marshall Fire.
(3)2025 includes reserve releases primarily related to favorable severity development of $1.18 billion in personal auto injury coverage and $671 million in all other personal auto coverages.
(4)The Company’s 2025, 2024 and 2023 annual reserve reviews, using established industry and actuarial best practices, resulted in reserve reestimates that increased reserves by $146 million, $58 million and $80 million, respectively.
134 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements
The following presents information about incurred and paid claims development as of December 31, 2025, net of recoverables, as well as the cumulative number of reported claims and the total of IBNR reserves plus expected development on reported claims included in the net incurred claims amounts. See Note 2 for the accounting policy and methodology for determining reserves for claims and claims expense, including both reported and IBNR claims. The cumulative number of reported claims is identified by coverage and excludes reported claims for industry pools and facilities where information is not available. The information about incurred and paid claims development for the 2021 to 2025 years, and the average annual percentage payout of incurred claims by age as of December 31, 2025, is presented as required supplementary information.
Auto insurance – liability coverage

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of recoverables						IBNR reserves plus expected development on reported claims	Cumulative number of reported claims (in thousands)
	For the years ended December 31,					Prior year reserve reestimates	As of December 31, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2021	2022	2023	2024	2025
2021	$10,468	$10,917	$11,236	$11,291	$11,119	$(172)	$559	2,440
2022	—	13,308	13,307	13,565	13,293	(272)	1,254	2,612
2023	—	—	15,357	14,817	14,452	(365)	2,547	2,602
2024	—	—	—	15,902	15,191	(711)	5,136	2,463
2025	—	—	—	—	16,095		10,635	2,403
				Total	$70,150	$(1,520)
Reconciliation to total prior year reserve reestimates recognized by line
Prior year reserve reestimates for pre-2021 accident years						(34)
Prior year reserve reestimates for ULAE						(70)
Other						—
Total prior year reserve reestimates						$(1,624)

	Cumulative paid claims and allocated claims adjustment expenses, net of recoverables
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2021	2022	2023	2024	2025
2021	$3,574	$7,341	$9,157	$10,105	$10,560
2022	—	4,466	9,098	11,087	12,039
2023	—	—	5,094	9,875	11,905
2024	—	—	—	5,211	10,055
2025	—	—	—	—	5,460
				Total	$50,019
All outstanding liabilities before 2021, net of recoverables					1,390
Liabilities for claims and claim adjustment expenses, net of recoverables					$21,521

Average annual percentage payout of incurred claims by age, net of recoverables, as of December 31, 2025
	1 year	2 years	3 years	4 years	5 years	After 5 years
Auto insurance – liability coverage	33.8%	33.4%	15.1%	7.8%	4.1%	5.8%
The Allstate Corporation 135

2025 Form 10-K Notes to Consolidated Financial Statements
Auto insurance – physical damage coverage

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of recoverables						IBNR reserves plus expected development on reported claims	Cumulative number of reported claims (in thousands)
	For the years ended December 31,					Prior year reserve reestimates	As of December 31, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2021	2022	2023	2024	2025
2021	$7,236	$7,264	$7,225	$7,230	$7,230	$—	$3	4,633
2022	—	9,324	9,011	9,052	9,052	—	6	4,979
2023	—	—	9,441	9,099	9,072	(27)	(7)	4,807
2024	—	—	—	8,548	8,337	(211)	8	4,385
2025	—	—	—	—	7,697		576	3,830
				Total	$41,388	$(238)
Reconciliation to total prior year reserve reestimates recognized by line
Prior year reserve reestimates for pre-2021 accident years						(8)
Prior year reserve reestimates for ULAE						(10)
Other						—
Total prior year reserve reestimates						$(256)

	Cumulative paid claims and allocated claims adjustment expenses, net of recoverables
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2021	2022	2023	2024	2025
2021	$6,803	$7,306	$7,250	$7,229	$7,227
2022	—	8,264	9,101	9,059	9,046
2023	—	—	8,498	9,104	9,079
2024	—	—	—	7,826	8,329
2025	—	—	—	—	7,121
				Total	$40,802
All outstanding liabilities before 2021, net of recoverables					11
Liabilities for claims and claim adjustment expenses, net of recoverables					$597

Average annual percentage payout of incurred claims by age, net of recoverables, as of December 31, 2025
	1 year	2 years	3 years	4 years	5 years	After 5 years
Auto insurance – physical damage coverage	93.1%	7.2%	(0.5)%	(0.2)%	—%	0.4%
136 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements
Homeowners insurance

($ in millions, except number of reported claims)	Incurred claims and allocated claim adjustment expenses, net of recoverables						IBNR reserves plus expected development on reported claims	Cumulative number of reported claims (in thousands)
	For the years ended December 31,					Prior year reserve reestimates	As of December 31, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2021	2022	2023	2024	2025
2021	$6,318	$6,465	$6,522	$6,563	$6,510	$(53)	$55	999
2022	—	6,562	6,515	6,488	6,516	28	169	795
2023	—	—	9,097	8,626	8,525	(101)	320	1,033
2024	—	—	—	8,608	8,657	49	710	1,091
2025	—	—	—	—	8,929		2,715	819
				Total	$39,137	$(77)
Reconciliation to total prior year reserve reestimates recognized by line
Prior year reserve reestimates for pre-2021 accident years						27
Prior year reserve reestimates for ULAE						34
Other						—
Total prior year reserve reestimates						$(16)

	Cumulative paid claims and allocated claims adjustment expenses, net of recoverables
	For the years ended December 31,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Accident year	2021	2022	2023	2024	2025
2021	$4,464	$6,060	$6,294	$6,409	$6,455
2022	—	3,910	5,961	6,231	6,347
2023	—	—	5,798	7,830	8,205
2024	—	—	—	5,753	7,947
2025	—	—	—	—	6,214
				Total	$35,168
All outstanding liabilities before 2021, net of recoverables					153
Liabilities for claims and claim adjustment expenses, net of recoverables					$4,122

Average annual percentage payout of incurred claims by age, net of recoverables, as of December 31, 2025
	1 year	2 years	3 years	4 years	5 years	After 5 years
Homeowners insurance	66.5%	26.3%	4.0%	1.8%	0.7%	0.7%
The Allstate Corporation 137

2025 Form 10-K Notes to Consolidated Financial Statements

Reconciliation of the net incurred and paid claims development tables above to the reserve for property and casualty insurance claims and claims expense
($ in millions)	As of December 31, 2025
Net outstanding liabilities
Allstate Protection
Auto insurance - liability coverage	$21,521
Auto insurance - physical damage coverage	597
Homeowners insurance	4,122
Other personal lines	2,664
Commercial lines	1,133
Other business lines	93
Protection Services	60
Run-off Property-Liability (1)	1,326
ULAE	1,551
Other	—
Net reserve for property and casualty insurance claims and claims expense	33,067

Recoverables
Allstate Protection
Auto insurance - liability coverage	6,301
Auto insurance - physical damage coverage	18
Homeowners insurance	679
Other personal lines	204
Commercial lines	231
Other business lines	14
Protection Services	12
Run-off Property-Liability	419
ULAE	134
Total recoverables	8,012
Gross reserve for property and casualty insurance claims and claims expense	$41,079
(1)Run-off Property-Liability includes business in run-off with most of the claims related to accident years more than 40 years ago. IBNR reserves represent $761 million of the total reserves as of December 31, 2025.
138 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements

Note 11	Reinsurance and Indemnification

Effects of reinsurance and indemnification on property and casualty premiums written and earned and accident and health insurance premiums and contract charges
	For the years ended December 31,
($ in millions)	2025	2024	2023
Property and casualty insurance premiums written
Direct	$64,596	$60,574	$54,632
Assumed	385	352	396
Ceded	(2,429)	(2,203)	(2,018)
Property and casualty insurance premiums written, net of recoverables	$62,552	$58,723	$53,010

Property and casualty insurance premiums earned
Direct	$62,511	$58,221	$52,301
Assumed	389	377	358
Ceded	(2,397)	(2,210)	(1,989)
Property and casualty insurance premiums earned, net of recoverables	$60,503	$56,388	$50,670

Accident and health insurance premiums and contract charges
Direct	$1,188	$1,945	$1,865
Assumed	42	26	28
Ceded	(284)	(50)	(47)
Accident and health insurance premiums and contract charges, net of recoverables (1)	$946	$1,921	$1,846

Effects of reinsurance ceded and indemnification programs on property and casualty insurance claims and claims expense and accident, health and other policy benefits
($ in millions)	For the years ended December 31,
	2025	2024	2023
Property and casualty insurance claims and claims expense (2)	$(1,348)	$(1,716)	$(633)
Accident, health and other policy benefits (1)	(254)	(36)	(44)
(1)Includes group health business sold through reinsurance to Nationwide Life Insurance Company.
(2)2025 includes ceded losses to the Nationwide Reinsurance Program for the California wildfires.

Reinsurance and indemnification recoverables, net
	As of December 31,
($ in millions)	2025	2024
Property and casualty
Paid and due from reinsurers and indemnitors	$267	$285
Unpaid losses estimated (including IBNR)	8,012	8,602
Total property and casualty	$8,279	$8,887
Accident and health insurance	222	37
Total	$8,501	$8,924

Rollforward of credit loss allowance for reinsurance recoverables
	For the years ended December 31,
($ in millions)	2025	2024
Property and casualty (1) (2)
Beginning balance	$(63)	$(62)
Increase in the provision for credit losses	(1)	(1)
Write-offs	10	—
Ending balance	$(54)	$(63)
(1)Primarily related to Run-off Property-Liability reinsurance ceded.
(2)Indemnification recoverables are considered collectible based on the industry pool and facility enabling legislation.

The Allstate Corporation 139

2025 Form 10-K Notes to Consolidated Financial Statements
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
State-based industry pools or facilities
Michigan Catastrophic Claims Association The MCCA is a statutory indemnification mechanism for member insurers’ qualifying Personal Injury Protection (“PIP”) claims paid for the unlimited lifetime medical benefits above the applicable retention level for qualifying injuries from automobile, motorcycle and commercial vehicle accidents. Indemnification recoverables on paid and unpaid claims, including IBNR, as of December 31, 2025 and 2024 include $5.83 billion and $6.48 billion, respectively, from the MCCA for its indemnification obligation.
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
As required for member companies by the MCCA, the Company reports covered paid and unpaid claims to the MCCA when estimates of loss for a reported claim are expected to exceed the retention level, the claims involve certain types of severe injuries, or there are litigation demands received suggesting the claim value exceeds certain thresholds. The retention level is adjusted upward every other MCCA fiscal year by the lesser of 6% or the increase in the consumer price index. The retention level is $675 thousand per claim for the fiscal two-years ending June 30, 2027 compared to $635 thousand per claim for the fiscal two-years ending June 30, 2025.
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
The MCCA annual assessments fund current operations, member company reimbursements and any deficit. The MCCA prepares statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the State of Michigan Department of Insurance and Financial Services (“MI DOI”). The MI DOI has granted the MCCA a statutory permitted practice that expires on June 30, 2028 to discount its liabilities for loss and loss adjustment expense. As of June 30, 2025, the date of its most recent annual financial report, the MCCA had cash and invested assets of $23.19 billion and an accumulated deficit of $1.76 billion. The permitted practice reduced the accumulated deficit by $50.00 billion.
140 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements
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
The amounts of paid and unpaid recoverables as of December 31, 2025 and 2024 were $347 million and $370 million, respectively.
PLIGA annually assesses all admitted property and casualty insurers writing covered lines in New Jersey for PLIGA indemnification and expenses. PLIGA assessments may be recouped as a surcharge on premiums collected. PLIGA does not ultimately retain underwriting risk as it assesses member companies for their expected qualifying losses to provide funding for payment of its indemnification obligation to member companies for their actual losses. As a pass through, PLIGA facilitates these transactions of receipt of assessments paid by member companies and payment to member companies for covered claims presented by them for indemnification. Assessments paid by the Company to PLIGA for the EMB program totaled $8 million in 2025. As of December 31, 2024, the date of its most recent annual financial report, PLIGA had a fund balance of $299 million.
North Carolina Reinsurance Facility The NCRF provides automobile liability insurance to drivers that private market insurers are not otherwise willing to insure. All insurers licensed to write automobile insurance in North Carolina are members of the NCRF. Premiums, losses and expenses are assigned to the NCRF. North Carolina law allows the NCRF to recoup operating losses for certain insureds through a surcharge to policyholders. As of September 30, 2025, the NCRF reported $526 million in members’ equity. The NCRF implemented a recoupment surcharge on all private passenger and commercial fleet policies effective October 1, 2025, through September 30, 2026. The NCRF results are shared by the member companies in proportion to their respective North Carolina automobile liability writings. As of December 31, 2025, our NCRF recoverables on paid claims was $74 million and recoverables on unpaid claims was $371 million. Paid recoverable balances, if covered, are typically settled within sixty days of monthly filing.
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
Annual premiums ceded to the FHCF were $18 million, $23 million and $28 million in 2025, 2024 and 2023, respectively. Qualifying losses were $(28) million in 2025 due to a reduction in the expected recoveries for Hurricane Ian, $(1) million in 2024 including final settlements related to Hurricane Michael recoveries and $(6) million in 2023 including final settlements related to Hurricane Irma recoveries.
For qualifying losses to personal lines property in Florida caused by storms the National Hurricane Center declares to be hurricanes, the Florida Program has three mandatory FHCF inuring contracts providing a combined $173 million of limits, 90% placed. Additionally, the National General Lender Services Standalone Program has one FHCF inuring contract that provides $97 million of limits in excess of a $51 million retention, 90% placed. The amounts recoverable from the FHCF totaled $29 million and $73 million as of December 31, 2025 and 2024, respectively.
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
Congressional authorization for the NFIP is periodically evaluated and may be subjected to freezes, including when the federal government experiences a shutdown. Congress must periodically renew the funding of the program as well as consider reforms to the program that would be incorporated in legislation to reauthorize the NFIP. As of September 30, 2025, the NFIP owes $22.5 billion to the U.S. Treasury. On February 3, 2026, the president signed legislation passed by Congress that extends the NFIP authorization until September 30, 2026. Should authorization lapse, existing policies remain valid, but insurance companies operating on behalf of the NFIP may not enter into new flood insurance contracts. The
The Allstate Corporation 141

2025 Form 10-K Notes to Consolidated Financial Statements
program will also have limited ability to issue increased coverage on existing policies, or issue renewal policies. The NFIP has the authority to process and pay new and existing flood insurance claims from the National Flood Insurance Fund and the National Flood Insurance Reserve Fund, but its borrowing capacity is reduced to $1 billion.
The amounts recoverable as of December 31, 2025 and 2024 were $22 million and $279 million, respectively. Annual premiums ceded to NFIP include $409 million, $368 million and $327 million in 2025, 2024 and 2023, respectively. Qualifying losses incurred that are ceded to NFIP include $111 million, $618 million and $102 million in 2025, 2024 and 2023, respectively.
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
•Florida personal lines property is covered by separate agreements, as the risk of loss is different and the Company’s subsidiaries operating in this state are separately capitalized.
The Company’s current catastrophe reinsurance program utilizes the Company’s risk and return framework which is intended to provide shareholders with long-term returns on the risks assumed in the property business, reduce earnings volatility and provide protection to customers. This framework incorporates the Company’s robust economic capital model and is informed by catastrophe risk models including hurricanes, earthquakes and wildfires. The Company monitors risk both in the aggregate and by peril, while also evaluating model performance relative to experience and its expectations of catastrophe risk trends. As of December 31, 2025, the modeled 1-in-100 probable maximum loss for hurricane, earthquake and wildfire perils is approximately $3.1 billion, net of reinsurance. The Company continually reviews its aggregate risk appetite and the cost and availability of reinsurance to optimize the risk and return profile of this exposure. The following catastrophe reinsurance agreements are in effect as of December 31, 2025.
The Nationwide Excess Catastrophe Reinsurance Program (the “Nationwide Program”) provides per occurrence coverage to protect against a large single event up to $9.51 billion of loss less a $1.00 billion retention and is subject to the percentage of reinsurance placed in each of its agreements. It also provides aggregate coverage to protect against an aggregation of losses from multiple events up to $500 million for catastrophe loss events in excess of a deductible of $50 million per event with $56 million of limit utilized by expected recoveries. Property business in the state of Florida is excluded from this program. Separate reinsurance agreements address the distinct needs of separately capitalized legal entities. The Nationwide Program includes reinsurance agreements with both the traditional and ILS markets as described below:
•Core traditional market multi-year and per occurrence agreements provide $6.08 billion of placed limits for losses from a large single catastrophe event and are comprised of the following:
–Contracts providing combined $3.24 billion of placed limits for a large single catastrophe event exhausting at $4.25 billion, with one annual reinstatement.
–Three multi-year contracts providing combined $336 million of placed limits with two of the contracts providing one reinstatement of limits over each contract’s term.
–Five single-year contracts providing combined $2.50 billion of placed limits filling capacity around the multi-year and ILS placements, with two contracts providing one reinstatement of limits.
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
–One contract providing occurrence and aggregate coverage of $175 million of placed limits, also provides that for each annual period beginning April 1, Allstate declared catastrophes to personal lines property and automobile business can be aggregated to erode the aggregate retention and qualify for coverage under the aggregate limits. Recoveries are limited to the ultimate net loss from the reinsured event.
–Two contracts, providing aggregate coverage of $325 million of placed limits, with $56 million of limit utilized by expected recoveries.
Florida Program Our 2025 Florida Program provides coverage for property policies of CKIC and certain affiliate companies for Florida catastrophe events up to $1.10 billion of loss less a $30 million retention. This includes coverage for events up to $951 million of loss less a $30 million retention, in
142 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements
addition to the FHCF which provides a combined placed limit of $156 million.
The Florida Program includes reinsurance agreements placed in the traditional market, the FHCF and the ILS market as follows:
•For qualifying losses to personal lines property in Florida caused by storms the National Hurricane Center declares to be hurricanes, the Florida Program has three mandatory FHCF inuring contracts providing a combined $173 million of limits, 90% placed.
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
National General Lender Services Standalone Program is placed in the traditional market and provides $410 million of placed limits, subject to a $90 million retention, with one automatic reinstatement of limits. Inuring contracts include the National General FHCF contract providing $97 million of limits in excess of a $51 million retention, 90% placed.
U.S. Homeowners Aggregate A seven-month duration aggregate contract was placed with a risk period of June 1, 2025 to December 31, 2025. This contract provided $325 million of placed limit in excess of a $3.50 billion retention for US Homeowners catastrophe events, including the state of Florida. Inuring contracts included the Florida Program and National General Lender Services Standalone Program.
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
The Company has not experienced credit losses on its catastrophe reinsurance programs. The total cost of the property catastrophe reinsurance program was $1.23 billion, $1.11 billion and $1.02 billion in 2025, 2024 and 2023, respectively.
Other reinsurance programs The Company’s other reinsurance programs relate to commercial lines and asbestos, environmental and other liability exposures. The largest reinsurance recoverable balance the Company had outstanding was $156 million and $175 million from Lloyd’s of London as of December 31, 2025 and 2024, respectively.
The Allstate Corporation 143

2025 Form 10-K Notes to Consolidated Financial Statements

Note 12	Capital Structure
Debt includes senior notes, senior debentures, subordinated debentures and junior subordinated debentures issued by the Corporation. The Company classifies any borrowings which have a maturity of twelve months or less at inception as short-term debt. As of December 31, 2025 and 2024, the Company did not have any short-term borrowings.

Total debt outstanding
	As of December 31,
($ in millions)	2025	2024
0.750% Senior Notes, due 2025 (1)	$—	$600
3.280% Senior Notes, due 2026 (1)	550	550
5.050% Senior Notes, due 2029 (1)	500	500
1.450% Senior Notes, due 2030 (1)	600	600
Due in one year through five years	1,650	2,250
6.125% Senior Notes, due 2032 (1)	159	159
5.250% Senior Notes due 2033 (1)	750	750
5.350% Senior Notes due 2033 (1)	323	323
5.550% Senior Notes due 2035 (1)	546	546
Due after five years through ten years	1,778	1,778
5.950% Senior Notes, due 2036 (1)	386	386
6.900% Senior Debentures, due 2038	165	165
5.200% Senior Notes, due 2042 (1)	62	62
4.500% Senior Notes, due 2043 (1)	500	500
4.200% Senior Notes, due 2046 (1)	700	700
3.850% Senior Notes, due 2049 (1)	500	500
Floating Rate Subordinated Debentures, due 2053	500	500
Floating Rate Subordinated Debentures, due 2053	800	800
6.500% Junior Subordinated Debentures, due 2067	500	500
Due after ten years	4,113	4,113

Long-term debt total principal	7,541	8,141
Debt issuance costs (2)	(51)	(56)
Total debt	$7,490	$8,085
(1)Senior Notes are subject to redemption at the Company’s option in whole or in part at any time at the greater of either 100% of the principal amount plus accrued and unpaid interest to the redemption date or the discounted sum of the present values of the remaining scheduled payments of principal and interest and accrued and unpaid interest to the redemption date.
(2)Unamortized debt issuance costs are reported in debt and are amortized over the expected period the debt will remain outstanding.
Debt maturities

Debt maturities for each of the next five years and thereafter (excluding issuance costs and other)
($ in millions)
2026	$550
2027	—
2028	—
2029	500
2030	600
Thereafter	5,891
Total long-term debt principal	$7,541
Repayment of debt On December 15, 2025, the Company repaid, at maturity, $600 million of 0.75% Senior Notes.
Subordinated Debentures The Subordinated Debentures may be redeemed in whole at any time or in part from time to time at their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption; provided that if the Subordinated
Debentures are not redeemed in whole, at least $25 million aggregate principal amount must remain outstanding.
Interest on the $500 million Subordinated Debentures is payable quarterly at the annual rate equal to the three-month SOFR plus 3.427% and interest on the $800 million Subordinated Debentures is payable quarterly at an annual rate equal to the three-month SOFR plus 3.200%.
Junior Subordinated Debentures As of December 31, 2025, the Company had outstanding $500 million of Series A 6.500% Fixed-to-Floating Rate Junior Subordinated Debentures (“Junior Subordinated Debentures”). The scheduled maturity date for the Debentures is May 15, 2057 with a final maturity date of May 15, 2067. The Junior Subordinated Debentures may be redeemed (i) in whole or in part, at any time on or after May 15, 2037 at the principal amount plus accrued and unpaid interest to the date of redemption, or (ii) in certain circumstances, in whole or in part, prior
144 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements
to May 15, 2037 at the principal amount plus accrued and unpaid interest to the date of redemption or, if greater, a make-whole price.
Interest on the Junior Subordinated Debentures is payable semi-annually at the stated fixed annual rate to May 15, 2037, and then payable quarterly at an annual rate equal to the CME Term SOFR Reference Rate published for a three-month tenor plus a spread adjustment of 0.26161%. The Company may elect at one or more times to defer payment of interest on the Junior Subordinated Debentures for one or more consecutive interest periods that do not exceed 10 years. Interest compounds during such deferral periods at the rate in effect for each period. The interest deferral feature obligates the Company in certain circumstances to issue common stock or certain other types of securities if it cannot otherwise raise sufficient funds to make the required interest payments. The Company has reserved 75 million shares of its authorized and unissued common stock to satisfy this obligation.
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
Other capital resources To manage short-term liquidity, the Company maintains a commercial paper program with a borrowing capacity up to $750 million. In addition, the Company has access to an unsecured revolving credit facility agreement with a borrowing limit of $750 million. The maturity date is November 2027. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring the Company not to exceed a 37.5% debt to capitalization ratio as defined in the agreement. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Company’s senior unsecured, unguaranteed long-term debt. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility. As of December 31, 2025 or 2024, there were no balances outstanding for the credit facility or the commercial paper facility.
The Company paid $395 million, $395 million and $355 million of interest on debt in 2025, 2024 and 2023, respectively.
The Company had $258 million and $215 million of investment-related debt that is reported in other liabilities and accrued expenses as of December 31, 2025 and 2024, respectively.
The Company has access to a universal shelf registration statement with the SEC that was filed on April 30, 2024 and expires in 2027. The registration statement covers an unspecified amount of debt securities, common stock, preferred stock, depositary shares, warrants, stock purchase contracts and stock purchase units.
Common stock The Company had 900 million shares of issued common stock of which 260 million shares were outstanding and 640 million shares were held in treasury as of December 31, 2025. In 2025, the
The Allstate Corporation 145

2025 Form 10-K Notes to Consolidated Financial Statements
Company acquired 6 million shares and reissued 1 million net shares under equity incentive plans.
Preferred stock All outstanding preferred stock represents noncumulative perpetual preferred stock with a $1.00 par value per share and a liquidation preference of $25,000 per share.

Total preferred stock outstanding
	As of December 31,		Aggregate liquidation preference ($ in millions)			Dividend per depository share (1)			Aggregate dividend payment ($ in millions)
	2025	2024	2025	2024	Dividend rate	2025	2024	2023	2025	2024	2023
Series G (2)	—	—	$—	$—	5.625%	$—	$—	$0.70	$—	$—	$16	(3)
Series H	46,000	46,000	1,150.0	1,150.0	5.100	1.28	1.28	1.28	59	59	59
Series I	12,000	12,000	300.0	300.0	4.750	1.19	1.19	1.19	14	14	14
Series J	24,000	24,000	600.0	600.0	7.375	1.84	1.84	0.75	44	44	18
Total	82,000	82,000	$2,050	$2,050					$117	$117	$107
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
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:
•Employee - severance and relocation benefits
•Exit - contract termination penalties and real estate costs primarily related to accelerated amortization of right-of-use assets and related leasehold improvements at facilities to be vacated
The expenses related to these activities are included in the Consolidated Statements of Operations as restructuring and related charges and totaled $61
146 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements
million, $61 million and $169 million in 2025, 2024 and 2023, respectively.
Restructuring expenses in 2025 primarily relate to streamlining the organization and outsourcing certain aspects of operations. These charges are primarily recorded in the Allstate Protection segment. The Company continues to identify ways to improve operating efficiency and reduce cost which may result in additional restructuring charges in the future.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2024	$25	$2	$27
Expense incurred	54	4	58
Adjustments to liability	3	—	3
Payments and non-cash charges	(62)	(3)	(65)
Restructuring liability as of December 31, 2025	$20	$3	$23
As of December 31, 2025, the cumulative amount incurred to date for active programs related to employee severance and relocation benefits expenses totaled $72 million.

Note 14	Commitments, Guarantees and Contingent Liabilities
Leases
The Company has certain operating leases for office facilities, computer and office equipment, and vehicles. The Company’s leases have remaining lease terms of generally 1 year to 10 years which could include options to extend or terminate that varies across agreements.
The Company determines if an arrangement is a lease at inception. Leases with an initial term less than one year are not recorded on the balance sheet and the lease costs for these leases are recorded as an expense on a straight-line basis over the lease term. Operating leases with terms greater than one year result in a lease liability recorded in other liabilities and accrued expenses with a corresponding right-of-use (“ROU”) asset recorded in other assets on the Consolidated Statements of Financial Position. As of December 31, 2025 and 2024, the Company had $184 million and $235 million in lease liabilities and $154 million and $165 million in ROU assets, respectively.
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
Operating lease costs are recognized on a straight-line basis over the lease term and include interest expense on the lease liability and amortization of the ROU asset. Variable lease costs are expensed as incurred and include maintenance costs and real estate taxes. Lease costs are reported in operating costs and expenses and totaled $91 million, $92 million and $102 million, including $9 million, $14 million and $19 million of variable lease costs in 2025, 2024 and 2023, respectively.

Other information related to operating leases
	December 31,
	2025	2024
Weighted average remaining lease term (years)	4	4
Weighted average discount rate	4.41%	4.17%

Maturity of lease liabilities
($ in millions)	Operating leases
2026	$67
2027	54
2028	32
2029	22
2030	14
Thereafter	11
Total lease payments	$200
Less: interest	(16)
Present value of lease liabilities	$184
Shared markets and state facility assessments
The Company is required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations in various states that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers.
The Company routinely reviews its exposure to assessments from these plans, facilities and government programs and underwriting results related to these arrangements tend to be adverse. Because of the Company’s participation, it may be exposed to
The Allstate Corporation 147

2025 Form 10-K Notes to Consolidated Financial Statements
losses that surpass the capitalization of these facilities or assessments from these facilities.
Florida Citizens Castle Key is subject to assessments from Citizens Property Insurance Corporation in the state of Florida (“FL Citizens”), which was initially created by the state of Florida to provide insurance to eligible property owners unable to obtain coverage in the private insurance market. FL Citizens, at the discretion and direction of its Board of Governors, may levy assessments if a deficit occurs in any calendar year. FL Citizens can impose a surcharge of up to 15% of premiums on its own policyholders to address a deficit in the Citizens Account. If a deficit remains after applying the policyholder surcharge, FL Citizens may levy an emergency assessment of up to 10% per year on all assessable premiums statewide until the deficit is eliminated. Companies are required to collect the emergency assessments directly from residential property policyholders and remit to FL Citizens as collected. Currently, the emergency assessment is zero for all policies issued or renewed on or after July 1, 2015.
Louisiana Citizens Louisiana Citizens Property Insurance Corporation (“LA Citizens”) can levy a regular assessment on participating companies for a deficit in any calendar year up to a maximum of the greater of 10% of the calendar year deficit or 10% of Louisiana direct property premiums industry-wide for the prior calendar year. If the plan year deficit exceeds the amount that can be recovered through regular assessments, LA Citizens may fund the remaining deficit by issuing revenue assessment bonds in the capital markets. LA Citizens then declares emergency assessments each year to provide debt service on the bonds until they are retired. Companies writing assessable lines must surcharge their policyholders emergency assessments in the percentage established annually by LA Citizens and must remit amounts collected to the bond trustee on a quarterly basis. Emergency assessments to pay off bonds issued in 2007 for the hurricanes of 2005 continued through April 1, 2025 when LA Citizens terminated the 1.36% emergency assessment. No emergency assessments apply to policies effective on or after that date. Additionally, beginning January 1, 2025, LA Citizens implemented a temporary three-year waiver of its 10% Citizens surcharge on new and renewal policies to improve affordability.
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
As of September 30, 2025, the CEA’s capital balance was approximately $6.3 billion. Should losses arising from an earthquake cause a deficit in the CEA, an additional $2.7 billion would be obtained from the proceeds of revenue bonds the CEA may issue, an existing $7.7 billion reinsurance layer, $1.0 billion from policy surcharges, and finally, if needed, assessments on participating insurance companies. Participating insurers are required to pay an assessment, currently estimated not to exceed $1.7 billion, if the capital of the CEA falls below $350 million. Within the limits previously described, the assessment could be intended to restore the CEA’s capital to a level of $350 million. There is no provision that allows insurers to recover assessments through a premium surcharge or other mechanism. The CEA’s projected aggregate claim paying capacity is $19.3 billion as of September 30, 2025, and if an event were to result in claims greater than its capacity, affected policyholders may be paid a prorated portion of their covered losses, paid on an installment basis, or no payments may be made if the claim paying capacity of the CEA is insufficient.
All future assessments on participating CEA insurers are based on their share of the total CEA premiums written as of December 31 of the preceding year. As of December 31, 2025, the Company’s market share was 7.9%. At the current level, the Company’s maximum possible CEA assessment was $131 million during 2025. These amounts are re-evaluated by the board of directors of the CEA on an annual basis. Accordingly, assessments from the CEA for a particular quarter or annual period may be material to the results of operations and cash flows, but not the financial position of the Company. Management believes the Company’s exposure to earthquake losses in California has been significantly reduced as a result of its participation in the CEA.
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
148 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements
regulatory approval to assess member companies based on their market share during the second preceding calendar year.
As a result of the January California wildfires, the FAIR Plan received regulatory approval on February 11, 2025 to assess member insurers $1.00 billion. The Company’s personal lines and commercial lines average market share used for the assessment was 4.6% and 2.0%, respectively, net of credits. Members are allowed to request the state insurance commission’s prior approval to collect temporary supplemental fees from policyholders in the state in order to recoup amounts assessed. Insurers may seek recoupment for 50% of their assessment share up to $1.00 billion, and 100% of amounts exceeding that threshold, for both residential and commercial property insurance. In 2025, the Company paid $45 million toward the FAIR Plan’s $1 billion assessment and has received approval from the California Department of Insurance to recoup 50% of the amount paid.
As of September 30, 2025, the FAIR Plan‘s capital balance was a deficit of $444 million. At December 31, 2025, we have accrued for the Company’s share of future estimated assessments based on the January 2025 wildfire event.
The Company’s reinsurance program is designed to provide reinsurance protection for catastrophes resulting from multiple perils, including fires. Note 11 includes a summary of the Company’s reinsurance program. Several of the Company’s core traditional markets per occurrence agreements provide for the inclusion of non-recoupable assessments as part of the definition of loss.
Effective March 1, 2025 through February 28, 2026, the FAIR Plan’s reinsurance program covers losses up to $7.1 billion less retention of $1.25 billion with $3.46 billion placed with reinsurers.
Texas Windstorm Insurance Association The Company participates as a member of the Texas Windstorm Insurance Association (“TWIA”), which provides wind and hail property coverage to coastal risks unable to procure coverage in the voluntary market. Wind and hail coverage is written on a TWIA-issued policy. TWIA follows a funding structure first utilizing currently available funds set aside from current and prior years. Under the current law, to the extent losses exceed premiums received from policyholders, TWIA utilizes a combination of reinsurance, TWIA-issued securities, as well as member and policyholder assessments to fund loss payments. As of December 31, 2025, the Company’s participation rate in TWIA was 12.8%.
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
All insurers licensed to write property insurance in North Carolina are members of the NCJUA. Premiums, losses and expenses of the NCJUA are shared by the member companies in proportion to their respective North Carolina property insurance writings. Member companies participate in deficits or surpluses based on their participation ratios, which are determined annually. The Company had a $14 million receivable from the NCJUA on December 31, 2025 representing its participation in the NCJUA’s surplus of $87 million for all open years.
North Carolina Insurance Underwriting Association The North Carolina Insurance Underwriting Association (“NCIUA”) provides property insurance, including windstorm coverage, for properties located in the state’s beach and coastal areas that insurers are not otherwise willing to insure. All insurers licensed to write residential and commercial property insurance in North Carolina are members of the NCIUA. Members are assessed in proportion to their North Carolina residential and commercial property insurance writings, which is determined annually and varies by coverage, for plan deficits. As of December 31, 2025, the NCIUA had a surplus of $1.60 billion. No member company is entitled to the distribution of any portion of the NCIUA’s surplus. Legislation in 2009 capped insurers’ assessments for losses incurred in any calendar year at $1.00 billion. Subsequent to an industry assessment of $1.00 billion, if the NCIUA continues to require funding, it may authorize insurers to assess a 10% catastrophe recovery charge on each property insurance policy statewide to be remitted to the NCIUA.
New Jersey Property-Liability Insurance Guaranty Association The New Jersey Property-Liability Insurance Guaranty Association (“PLIGA”) serves as the statutory administrator of the Unsatisfied Claim and Judgment Fund (“UCJF”).
As statutory administrator of the UCJF, PLIGA provides compensation to qualified claimants for PIP, bodily injury, or death caused by private passenger automobiles operated by uninsured or “hit and run” drivers. The UCJF also provides private passenger pedestrian PIP benefits when no other coverage is available.
PLIGA annually collects a UCJF assessment from all admitted property and casualty insurers writing motor vehicle liability insurance in New Jersey for UCJF indemnification and expenses. UCJF assessments can be expensed as losses recoverable in rates as appropriate. As of December 31, 2024, the date of its most recent annual financial report, the UCJF fund had a balance of $74 million.
Other programs The Company is also subject to assessments by the NCRF and the FHCF, which are described in Note 11.
Guaranty funds
Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants.
The Allstate Corporation 149

2025 Form 10-K Notes to Consolidated Financial Statements
Amounts assessed to each company are typically related to its proportion of business written in each state. The Company’s policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile’s statutory definition of insolvency, the amount of the loss is reasonably estimable and the related premium upon which the assessment is based is written. In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction. In certain states there must also be a final order of liquidation. Most states allow a credit against premium or other state related taxes for assessments and the Company records an asset for any amounts expected to be recovered.
As of December 31, 2025 and 2024, the liability balance included in other liabilities and accrued expenses was $12 million and $13 million, respectively.
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
The aggregate liability balance related to all guarantees was immaterial as of December 31, 2025.
Regulation and compliance
The Company is subject to extensive laws, regulations, administrative directives, and regulatory actions, primarily in its property-liability business, by individual U.S. states and Canadian provinces. From time to time, regulatory authorities or legislative bodies seek to influence and restrict premium rates, require premium refunds to policyholders, require reinstatement of terminated policies, prescribe rules or guidelines on how affiliates compete in the marketplace, restrict the ability of insurers to cancel or non-renew policies, require insurers to continue to write new policies or limit their ability to write new policies, limit insurers’ ability to change coverage terms or to impose underwriting standards, impose additional regulations regarding agency and broker compensation, regulate the nature of and amount of investments, impose fines and penalties for unintended errors or mistakes, impose additional regulations regarding cybersecurity and privacy, and otherwise expand overall regulation of insurance products and the insurance industry.
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
150 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements
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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $153 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent
The Allstate Corporation 151

2025 Form 10-K Notes to Consolidated Financial Statements
the Company’s maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
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
Claims related proceedings The Company is defending putative class actions in various courts that raise challenges to the Company’s depreciation practices in homeowner property claims. In these lawsuits, plaintiffs generally allege that, when calculating actual cash value, the costs of “non-materials” such as labor, general contractor’s overhead and profit, and sales tax should not be subject to depreciation. The Company is currently defending the following lawsuits on this issue: Sims, et al. v. Allstate Fire and Casualty Insurance Company, et al. (W.D. Tex. filed June 2022); Thompson, et al. v. Allstate Insurance Company (Circuit Court of Cole Co., Mo. filed June 2022); and Hill v. Allstate Vehicle and Property Insurance Company (Circuit Court of Cole Co., Mo. filed October 2022). A settlement was reached in Hernandez v. Allstate Vehicle and Property Insurance Company (D. Ariz. filed April 2023). No classes have been certified in any of these matters.
The Company is defending putative class actions pending in multiple states alleging that the Company underpays total loss vehicle physical damage claims on auto policies. The alleged systematic underpayments result from the following theories: (a) the third-party valuation tool used by the Company as part of a comprehensive adjustment process is allegedly flawed, biased, or contrary to applicable law; and/or (b) the Company allegedly does not pay sales tax, title fees, registration fees, and/or other specified fees or costs that are allegedly mandatory under policy language or state legal authority. The Company is currently defending the following lawsuits: Golla v. Allstate Insurance Company (N.D. Ohio filed June 2023); Bibbs v. Allstate Insurance Company and Allstate Fire and Casualty Insurance Company (N.D. Ohio filed August 2023); Katz v. Esurance Property and Casualty Insurance Company and National General Insurance Company (E.D.N.Y. filed February 2024); Schott v. Allstate Insurance Company and Allstate Property and Casualty Insurance Company (M.D. Ga. filed October 2024) and Tang v. Allstate Insurance Company, et al.
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
In January 2026, the Company satisfied the judgment in Simon v. Holguin (Pierce County Superior Court, Wash. filed September 8, 2020), in which the Company defended its insured in a bodily injury lawsuit arising from an automobile accident. On October 21, 2022, a jury returned a verdict against the insured. The Company, on behalf of its insured, appealed the verdict to the Washington Court of Appeals, Division II, which affirmed the judgment on June 16, 2025. On September 19, 2025, the Company filed a petition for review with the Washington Supreme Court. On January 7, 2026, the Supreme Court denied the Company’s request to appeal the ruling of the Court of Appeals.
Other proceedings The Company is defending two lawsuits in the U.S. District Court for the Eastern District of California, Holland Hewitt v. Allstate Life Insurance Company filed May 2020 and Farley v. Lincoln Benefit Life Company (“LBL”) filed December 2020, following the sale of ALIC. On April 19, 2023, the district court certified a class in Farley. On August 29, 2025, the Ninth Circuit Court of Appeals reversed the district court’s order certifying a class. On March 27, 2024, the Magistrate Judge issued his Findings and Recommendations denying class certification in Hewitt. Plaintiffs filed their objection to the Magistrate’s recommendation. In these cases, plaintiffs generally allege that the defendants failed to comply with certain California statutes which address contractual grace periods and lapse notice requirements for certain life insurance policies. Plaintiffs claim that these statutes apply to life insurance policies that existed before the statutes’ effective date. The plaintiffs seek damages and injunctive relief. Similar litigation is pending against other insurance carriers. In August 2021, the California Supreme Court in McHugh v. Protective Life, a matter involving another insurer, determined that the statutory notice requirements apply to life insurance policies issued before the
152 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements
statutes’ effective date. The Company asserts various defenses to plaintiffs’ claims and to class certification.
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
The Company is currently defending litigation relating to the non-payment of trust preferred securities (“TruPS”), Alesco Preferred Funding VIII, Ltd., et al. v. ACP Re, Ltd., et al. and Preferred Term Securities XXV, Ltd., et al. v. ACP Re, Ltd., et al. Plaintiffs are the holders of TruPS that were issued by companies subsequently acquired by a former National General affiliate. Plaintiffs filed this lawsuit against National General and several other defendants, alleging that they are successors to the TruPS issuers and are responsible for repayment of the principal and interest owed under the TruPS. Plaintiffs assert claims of breach of contract, tortious interference with contract and fraud against all defendants. The Company denies all allegations and continues to defend plaintiffs’ claims.

Note 15	Income Taxes
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
H.R. 1 tax legislation On July 4, 2025, H.R. 1 was enacted, extending certain business tax provisions originally introduced under the 2017 Tax Cuts and Jobs Act, including permanently reinstating bonus depreciation and the full and immediate expensing for domestic research and development expenditures, new limitations on the charitable deductions, and a phase-out for certain energy tax credits. These changes do not have a significant impact to our consolidated financial statements.
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
15% Global Minimum Tax The Organization for Economic Cooperation and Development (“OECD”) secured agreement to address how corporate profits are taxed for multinational enterprises (“MNEs”). The OECD released Pillar Two Model Rules (“Pillar Two”), a 15% minimum effective tax rate (also known as the Global Anti-Base Erosion), designed to ensure that large MNEs pay a minimum level of tax on the income arising in each jurisdiction where they operate and mandates sharing of certain company information with taxing authorities on a local and global basis. The Company was within the scope of Pillar Two beginning in 2024 based on certain jurisdictions where it operates, and it did not have a material impact to the consolidated financial statements. In January 2026, the OECD issued new administrative guidance introducing updates to how global minimum tax rules interact with existing U.S. tax rules, which is Allstate’s principal taxing jurisdiction. This guidance is intended to provide additional simplification, including updates to safe harbors and administrative rules related to Pillar Two. The Company is reviewing the new guidance; however, based on a preliminary assessment, it is not expected to have a material impact on the Company’s consolidated financial statements. The Company will continue to monitor future developments as applicable jurisdictions adopt the Pillar Two framework into their local laws.
Regulatory tax examinations The statutes of limitations for tax years 2016 and prior for Allstate
The Allstate Corporation 153

2025 Form 10-K Notes to Consolidated Financial Statements
consolidated tax group have closed, barring any further IRS examinations. The IRS has also concluded its audit for Allstate’s 2017 and 2018 tax years with an approved refund claim outstanding. The statutes of limitations for 2019 and 2020 have lapsed without an audit. The Company’s U.S. Federal tax returns for 2021 and beyond remain subject to future examinations. The Company acquired National General on January 4, 2021 and SafeAuto on October 1, 2021. National General is under a separate IRS audit for pre-acquisition years 2015 through 2019 with appeals process pending for certain disputed issues. The statutes of limitations for all pre-acquisition years for SafeAuto have closed barring any further tax audits.
The Company conducts business in various state and foreign jurisdictions, which may give rise to tax audits from time to time. As of December 31, 2025, there are no state or foreign jurisdiction tax audits that are expected to have a material impact on the Company’s financial position.
The Company believes that adequate provisions have been made in the consolidated financial statements for any potential adjustments that may result from IRS examinations or any other tax authorities related to all open tax years.
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

Components of income (loss) from operations before income taxes
For the year ended December 31,
($ in millions)	2025
U.S.	$12,722
Foreign	434
Total income (loss) from operations before income taxes	$13,156

Reconciliation of the statutory federal income tax rate to the effective income tax rate
	For the year ended December 31,
($ in millions)	2025
Income (loss) from operations before income taxes	$13,156

U.S. federal statutory tax rate	$2,763	21.0%
State and local income taxes, net of federal income tax effect (1)	134	1.0
Foreign tax effects	15	0.1
Effect of cross-border tax laws	8	0.1
Tax credits	(55)	(0.4)
Change in valuation allowances	3	—
Nontaxable or nondeductible items	47	0.4
Changes in unrecognized tax benefits	(14)	(0.1)
Other adjustments	(11)	(0.1)
Effective tax rate	$2,890	22.0%
(1)State taxes in Florida and Illinois made up the majority (greater than 50%) of the tax effect in this category.
154 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements

Reconciliation of the statutory federal income tax rate to the effective income tax rate
	For the years ended December 31,
($ in millions)	2024		2023
Income (loss) before income taxes	$5,761		$(348)

U.S. federal statutory tax rate	$1,210	21.0%	$(73)	21.0%
State income taxes	54	0.9	(7)	2.0
Tax credits	(42)	(0.7)	(47)	13.5
Change in valuation allowances	8	0.1	6	(1.7)
Share-based payments	(30)	(0.5)	(14)	4.0
Tax-exempt income	(29)	(0.5)	(23)	6.6
Dividend received deduction	(1)	—	(4)	1.1
Changes in unrecognized tax benefits	(8)	(0.1)	33	(9.5)
U.S. shareholder’s tax (benefit) expense	—	—	(17)	4.9
Other adjustments	—	—	11	(3.1)
Effective tax rate	$1,162	20.2%	$(135)	38.8%

Components of income tax expense (benefit)
For the year ended December 31,
($ in millions)	2025
Current
U.S. federal	$2,513
U.S. state and local	122
Foreign	99
Total current	2,734
Deferred
U.S. federal	103
U.S. state and local	46
Foreign	7
Total deferred	156
Total income tax expense (benefit)
U.S. federal	2,616
U.S. state and local	168
Foreign	106
Total income tax expense (benefit)	$2,890

Components of income tax expense (benefit)
	For the years ended December 31,
($ in millions)	2024	2023
Current	$1,179	$114
Deferred	(17)	(249)
Total income tax expense (benefit)	$1,162	$(135)

Components of income taxes paid (received)
For the year ended December 31,
($ in millions)	2025
U.S. federal	$1,907
U.S. state and local	91
Foreign
Canada	136
Other	15
Total foreign	151
Total income taxes paid (received)	$2,149
The Company paid income taxes of $2.15 billion and $276 million in 2025 and 2024, respectively, which includes amounts paid of $136 million and $33 million, respectively, for transferable tax credits applied to current tax liabilities, and received an income tax refund of $45 million in 2023.
The Allstate Corporation 155

2025 Form 10-K Notes to Consolidated Financial Statements
The Company had current income tax payable of $531 million and $91 million as of December 31, 2025 and 2024, respectively.

Components of the deferred income tax assets and liabilities
	As of December 31,
($ in millions)	2025	2024
Deferred tax assets
Unearned premium reserves	$1,046	$978
Discount on loss reserves	312	292
Net operating loss carryover	222	232
Accrued compensation	142	131
Research & development capitalization	116	317
Other postretirement benefits	6	7
Pension	1	8
Unrealized net capital losses	—	209
Other	145	185
Total deferred tax assets before valuation allowance	1,990	2,359
Valuation allowance	(68)	(69)
Total deferred tax assets after valuation allowance	1,922	2,290
Deferred tax liabilities
DAC	(1,272)	(1,173)
Investments	(439)	(479)
Depreciable assets	(103)	(123)
Unrealized net capital gains	(85)	—
Intangible assets	(44)	(66)
Other	(206)	(218)
Total deferred tax liabilities	(2,149)	(2,059)
Net deferred tax (liabilities) assets	$(227)	$231
In assessing the realizability of gross deferred tax assets, management considers whether it is more likely than not that some portion or all of the gross deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, as well as limitations on use in future periods. As of December 31, 2025, the Company has U.S. federal, state and foreign net operating loss (“NOL”) carryforwards. Management believes that it is more likely than not that the benefit from certain NOL carryforwards will not be fully realized. Accordingly, the Company has a valuation allowance of $68 million on the deferred tax assets related to these NOL carryforwards.
The following table sets forth the amounts and expiration dates of federal, foreign and state NOL carryforwards.

Components of the net operating loss carryforwards as of December 31, 2025
($ in millions)	20-Year Carryforward Expires in 2028-2045	Indefinite	Various
U.S. federal NOL	$286	$9	$—
Foreign NOL (1)	—	372	51
State NOL (2)	—	—	67
(1)Multiple foreign NOL carryforwards expiring in various periods, beginning in 2027.
(2)Multiple state NOL carryforwards expiring in various periods, beginning in 2029.

Reconciliation of the change in the amount of unrecognized tax benefits
	For the years ended December 31,
($ in millions)	2025	2024	2023
Balance – beginning of year	$41	$45	$17
(Decrease) increase for tax positions taken in a prior year	(14)	(4)	23
Increase for tax positions taken in the current year	—	—	5
Balance – end of year	$27	$41	$45
156 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements
The Company recognizes interest expense related to uncertain tax benefits in income tax expense (benefit) and penalties in operating costs and expenses.
There were no penalties related to the unrecognized tax benefits in 2025. There was a reduction of penalties related to the unrecognized tax benefits of $(4) million in 2024. There were no penalties related to the unrecognized tax benefits in 2023. As of December 31, 2025 and 2024, the Company recognized a liability for penalties of $3 million and $3 million, respectively.
For the years ended December 31, 2025, 2024, and 2023, interest (benefit) expense related to unrecognized tax benefits of $(3) million, $(2) million, and $7 million was recorded, respectively. As of December 31, 2025 and 2024, the Company recognized an accumulated liability for interest of $12 million and $15 million, respectively.

Note 16	Statutory Financial Information and Dividend Limitations
Allstate’s domestic property and casualty and accident and health insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.
All states require domiciled insurance companies to prepare statutory-basis financial statements in conformity with the NAIC Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable insurance commissioner or director. Statutory accounting practices differ from GAAP primarily since they require charging policy acquisition costs to expense as incurred, valuing certain investments and establishing deferred taxes on a different basis.

Statutory net income (loss) and capital and surplus of Allstate’s domestic insurance subsidiaries (1)
	Net income (loss)				Capital and surplus
($ in millions)	2025		2024	2023	2025	2024
Amounts by major business type:
Property and casualty insurance	$8,690		$4,158	$(487)	$22,845	$18,243
Accident and health insurance	102	(2)	61	61	101	392
Amount per statutory accounting practices	$8,792		$4,219	$(426)	$22,946	$18,635
(1)2025 numbers reflect the Company’s best estimate as of the date of the Form 10-K filing.
(2)Includes $98 million related to the employer voluntary benefits and group health businesses sold in 2025.
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
The payment of shareholder dividends by AIC without the prior approval of the Illinois Department of Insurance (“IL DOI”) is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. AIC paid dividends of $3.95 billion in 2025. The maximum amount of dividends AIC will be able to pay without prior IL DOI approval at a given point in time during 2026 is $7.98 billion, less dividends paid during the preceding twelve months measured at that point in time. The payment of a dividend in excess of this amount requires 30 days advance written notice to the IL DOI. The dividend is deemed approved, unless the IL DOI disapproves it within the 30-day notice period. Additionally, any dividend must be paid out of unassigned surplus excluding unrealized appreciation from investments, which for AIC totaled $15.25 billion as of December 31, 2025, and cannot result in capital and surplus being less than the minimum amount required by law.
Under state insurance laws, insurance companies are required to maintain paid up capital of not less than the minimum capital requirement applicable to the types of insurance they are authorized to write. Insurance companies are also subject to RBC requirements adopted by state insurance regulators. A company’s “authorized control level RBC” is calculated using various factors applied to certain financial balances and activity. Companies that do not maintain adjusted statutory capital and surplus at a level in excess of the company action level RBC, which is two times authorized control level RBC, are required to notify and file a RBC remediation plan to the domiciliary regulator and provide a copy of the remediation plan to state insurance regulators in which the insurer is authorized to do business. Company action level RBC is significantly in excess of the minimum capital requirements. Total adjusted statutory capital and surplus and authorized control level RBC of AIC were estimated to be $20.75 billion and $4.23 billion, respectively, as of December 31, 2025. Many of the Corporation’s insurance subsidiaries are subsidiaries of or reinsure all of their business to
The Allstate Corporation 157

2025 Form 10-K Notes to Consolidated Financial Statements
AIC. AIC’s subsidiaries are included as a component of AIC’s total statutory capital and surplus.
The amount of restricted net assets, as represented by the Corporation’s investment in its insurance subsidiaries, was $29.06 billion as of December 31, 2025.
Intercompany transactions
Notification and approval of intercompany lending activities is also required by the IL DOI for transactions that exceed a level that is based on a formula using statutory admitted assets and statutory surplus.

Note 17	Benefit Plans
Pension and other postretirement plans
Approximately 89% of the Company’s benefit obligation relates to its U.S. qualified defined benefit pension plan, which covers most U.S. employees. Benefits under the U.S. pension plans are based upon the employee’s length of service, eligible annual compensation and, prior to January 1, 2014, either a cash balance or final average pay formula. A cash balance formula applies to all eligible employees hired after August 1, 2002. Eligible employees hired before August 1, 2002 chose between the cash balance formula and the final average pay formula. In July 2013, the Company amended its primary plans effective January 1, 2014 to introduce a new cash balance formula to replace the previous formulas (including the final average pay formula and the previous cash balance formula) under which eligible employees accrue benefits. As of December 31, 2025, 73% of the benefit obligation of our U.S. qualified defined benefit pension plan is related to the former final average pay formula.
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
158 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements

Change in benefit obligation, plan assets and funded status
	As of December 31,
	2025	2024	2025	2024
($ in millions)	Pension benefits		Postretirement benefits
Change in benefit obligation
Benefit obligation, beginning of year	$4,441	$4,584	$163	$185
Service cost	107	80	—	—
Interest cost	235	230	8	9
Participant contributions	—	—	11	13
Remeasurement of benefit obligation (gains) losses	101	(125)	(5)	(4)
Benefits paid	(449)	(329)	(32)	(37)
Translation adjustment and other	5	1	2	(3)
Benefit obligation, end of year	$4,440	$4,441	$147	$163

Change in plan assets
Fair value of plan assets, beginning of year	$4,368	$4,440
Actual return on plan assets	445	214
Employer contribution	44	45
Benefits paid	(449)	(329)
Translation adjustment and other	6	(2)
Fair value of plan assets, end of year	$4,414	$4,368

Funded status (1)	$(26)	$(73)	$(147)	$(163)

Amounts recognized in AOCI
Unamortized pension and other postretirement prior service credit	$—	$—	$(14)	$(15)
(1)The funded status is recorded within other liabilities and accrued expenses on the Consolidated Statements of Financial Position.

Changes in items not yet recognized as a component of net cost for pension and other postretirement plans
($ in millions)	Pension benefits	Postretirement benefits
Items not yet recognized as a component of net cost – December 31, 2024	$—	$(15)
Prior service credit amortized to net cost	—	1
Translation adjustment and other	—	—
Items not yet recognized as a component of net cost – December 31, 2025	$—	$(14)
The prior service credit is recognized as a component of net cost for pension and other postretirement plans amortized over the average remaining service period of active employees expected to receive benefits.
Accumulated benefit obligation The accumulated benefit obligation (“ABO”) is the actuarial present value of all benefits attributed by the pension benefit formula to employee service rendered at the measurement date. However, it differs from the PBO due to the exclusion of an assumption as to future compensation levels. The ABO for all defined benefit pension plans was $4.36 billion and $4.36 billion as of December 31, 2025 and 2024, respectively.
Included in the accrued benefit cost of the pension benefits are certain unfunded non-qualified plans with accrued benefit costs of $72 million and $74 million for 2025 and 2024, respectively.
The following table provides information on pension plans where the projected and accumulated benefit obligation are in excess of plan assets.

Pension plans
	As of December 31,
($ in millions)	2025	2024
PBO	$72	$74
ABO	71	72
Fair value of plan assets	—	—
The Allstate Corporation 159

2025 Form 10-K Notes to Consolidated Financial Statements

Components of net cost (benefit) for pension and other postretirement plans
	For the years ended December 31,
	2025	2024	2023	2025	2024	2023	2025	2024	2023
($ in millions)	Pension benefits			Postretirement benefits			Total pension and postretirement benefits
Service cost (1)	$107	$80	$132	$—	$—	$1	$107	$80	$133
Interest cost	235	230	239	8	9	10	243	239	249
Expected return on plan assets	(313)	(306)	(306)	—	—	—	(313)	(306)	(306)
Amortization of prior service credit	—	—	—	(1)	(1)	(21)	(1)	(1)	(21)
Costs and expenses	29	4	65	7	8	(10)	36	12	55
Remeasurement of benefit obligation	101	(125)	125	(5)	(4)	(4)	96	(129)	121
Remeasurement of plan assets	(131)	92	(112)	—	—	—	(131)	92	(112)
Remeasurement (gains) losses	(30)	(33)	13	(5)	(4)	(4)	(35)	(37)	9
Total net (benefit) cost	$(1)	$(29)	$78	$2	$4	$(14)	$1	$(25)	$64
(1)    For 2024, service cost includes a $38 million refund of premiums previously paid to the Pension Benefit Guaranty Corporation.
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

Weighted average assumptions used to determine net pension cost and net postretirement benefit cost
	For the years ended December 31,
	2025	2024	2023	2025	2024	2023
	Pension benefits			Postretirement benefits
Discount rate	5.55%	5.36%	5.65%	5.34%	5.30%	5.66%
Expected long-term rate of return on plan assets	7.58	7.34	7.35	n/a	n/a	n/a
Cash balance interest credit rate	4.72	4.25	4.05	n/a	n/a	n/a

Weighted average assumptions used to determine benefit obligations
	As of December 31,
	2025	2024	2025	2024
	Pension benefits		Postretirement benefits
Discount rate	5.52%	5.71%	5.31%	5.50%
Cash balance interest credit rate	4.84	4.78	n/a	n/a
The weighted average health care cost trend rate used in measuring the accumulated postretirement benefit cost is 8.0% for 2026, gradually declining to 4.5% in 2033 and remaining at that level thereafter.
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
160 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements
investment policy. Pension plan assets are regularly monitored for compliance with these limits and other risk limits specified in the investment policies.

Pension plan weighted average target asset allocation by asset category (1)
As of December 31, 2025
Equity securities	24% - 41%
Fixed income securities	50% - 69%
Limited partnership interests	1% - 29%
Bank loans	0% - 12%
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
Outside the target asset allocation, the pension plans participate in a securities lending program to enhance returns. As of both December 31, 2025 and 2024, fixed income securities are lent out and cash collateral is invested in short-term investments.

The Allstate Corporation 161

2025 Form 10-K Notes to Consolidated Financial Statements

Fair values of pension plan assets as of December 31, 2025
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2025
Equity securities	$128	$5	$—	$133
Fixed income securities:
Government bonds (1)	1,296	128	—	1,424
Corporate bonds (2)	—	1,079	—	1,079
Short-term investments	166	69	—	235
Free-standing derivatives:
Assets	—	3	—	3
Liabilities	(4)	(6)	—	(10)
Bank loans	—	—	78	78
Total plan assets at fair value	$1,586	$1,278	$78	$2,942
% of total plan assets at fair value	53.9%	43.4%	2.7%	100.0%

Investments measured using the net asset value practical expedient				1,559
Securities lending obligation (3)				(124)
Derivatives counterparty and cash collateral netting				(1)
Other net plan assets (4)				38
Total reported plan assets				$4,414

Fair values of pension plan assets as of December 31, 2024
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2024
Equity securities	$106	$1	$—	$107
Fixed income securities:
Government bonds (1)	1,401	124	—	1,525
Corporate bonds (2)	—	985	—	985
Short-term investments	78	142	—	220
Free-standing derivatives:
Assets	—	9	—	9
Liabilities	(3)	(9)	—	(12)
Bank loans	—	—	81	81
Total plan assets at fair value	$1,582	$1,252	$81	$2,915
% of total plan assets at fair value	54.2%	43.0%	2.8%	100.0%

Investments measured using the net asset value practical expedient				$1,570
Securities lending obligation (3)				(158)
Derivatives counterparty and cash collateral netting				(8)
Other net plan assets (4)				49
Total reported plan assets				$4,368
(1)Includes U.S. government and agencies and foreign government bonds.
(2)Includes ABS and MBS securities.
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
162 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements

Rollforward of Level 3 plan assets during December 31, 2025
		Actual return on plan assets:
($ in millions)	Balance as of December 31, 2024	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in (out) of Level 3	Balance as of December 31, 2025
Bank loans	$81	$—	$—	$(3)	$—	$78
Total Level 3 plan assets	$81	$—	$—	$(3)	$—	$78

Rollforward of Level 3 plan assets during December 31, 2024
		Actual return on plan assets:
($ in millions)	Balance as of December 31, 2023	Relating to assets sold during the period	Relating to assets still held at the reporting date	Purchases, sales and settlements, net	Net transfers in (out) of Level 3	Balance as of December 31, 2024
Bank loans	$—	$—	$—	$81	$—	$81
Total Level 3 plan assets	$—	$—	$—	$81	$—	$81
There were no Level 3 plan assets in 2023.
The expected long-term rate of return on plan assets reflects the average rate of earnings expected on plan assets. The Company’s assumption for the expected long-term rate of return on plan assets is evaluated annually giving consideration to appropriate data including, but not limited to, the plan asset allocation, forward-looking expected returns for the period over which benefits will be paid, historical returns on plan assets and other relevant market data. Given the long-term forward-looking nature of this assumption, the actual returns in any one year do not immediately result in a change to the expected long-term rate of return on plan assets. In consideration of the targeted plan asset allocation, the Company evaluated expected returns using sources including: historical average asset class returns from independent nationally recognized providers of this type of data blended together using the asset allocation policy weights for the Company’s pension plans; asset class return forecasts developed by employees with relevant expertise in such forecasts and who are independent from those charged with managing the pension plan assets; and expected portfolio returns from a proprietary simulation methodology of a widely recognized external investment consulting firm that performs asset allocation and actuarial services for corporate pension plan sponsors. The above sources support the Company’s weighted average long-term rate of return on plan assets assumption of 7.58% used for 2025 and an estimate of 7.81% that will be used for 2026. As of the 2025 measurement date, the arithmetic average of the annual actual return on plan assets for the most recent 10 and 5 years was 9.0% and 3.7%, respectively.
Cash flows There was no required cash contribution necessary to satisfy the minimum funding requirement under the IRC for the tax qualified pension plan for the year ended December 31, 2025. The company made a discretionary contribution of $35 million to the qualified pension plan in September 2025.
The Company currently plans to contribute $14 million to its unfunded non-qualified plans and zero to both its primary and other qualified funded pension plans in 2026.
The Company contributed $21 million and $24 million to the postretirement benefit plans in 2025 and 2024, respectively. Contributions by participants were $11 million and $13 million in 2025 and 2024, respectively.

Estimated future benefit payments expected to be paid in the next 10 years
	As of December 31, 2025
($ in millions)	Pension benefits	Postretirement benefits
2026	$478	$20
2027	467	18
2028	456	16
2029	452	15
2030	421	13
2031-2035	1,804	48
Total benefit payments	$4,078	$130
Defined Contribution Plans
Allstate 401(k) Savings Plan U.S. employees of the Company are eligible to become members of the Allstate 401(k) Savings Plan. The Company’s contributions are based on the Company’s matching obligation. The Company’s contribution to these Plans was $132 million, $126 million and $124 million in 2025, 2024 and 2023, respectively.
Other defined contribution plans Allstate’s Canadian subsidiaries sponsor defined contribution
The Allstate Corporation 163

2025 Form 10-K Notes to Consolidated Financial Statements
plans for their eligible employees. Expense for subsidiary sponsored defined contribution plans was
$13 million, $14 million and $14 million in 2025, 2024 and 2023, respectively.

Note 18	Equity Incentive Plans
The Company currently has equity incentive plans under which it grants nonqualified stock options, restricted stock units and performance stock awards to certain employees and directors of the Company.
The following table provides the amounts of total compensation expense for the equity incentive plans and the total related tax benefits recognized.

	For the year ended December 31,
($ in millions)	2025	2024	2023
Compensation expense	$123	$125	$73
Income tax benefits	17	18	12
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

Nonvested awards as of December 31, 2025
($ in millions)	Unrecognized compensation	Weighted average vesting period
Nonqualified stock options	$15	1.58
Restricted stock units	51	1.79
Performance stock awards	31	1.47
Total	$97
Since 2001, a total of 110.8 million shares of common stock were authorized to be used for awards under the plans, subject to adjustment in accordance with the plans’ terms. As of December 31, 2025, 9.9 million shares were reserved and remained available for future issuance under these plans. The Company uses its treasury shares for these issuances.
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

Option grant assumptions
	2025	2024	2023
Weighted average expected term	5.9 years	5.7 years	5.8 years
Expected volatility	22.3% - 30.4%	21.2% - 31.6%	20.0% - 31.6%
Weighted average volatility	25.4%	25.4%	24.9%
Expected dividends	1.9% - 2.1%	1.8% - 2.4%	2.4% - 3.3%
Weighted average expected dividends	2.1%	2.3%	2.6%
Risk-free rate	3.5% - 4.6%	3.6% - 5.6%	3.3% - 5.6%
164 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements

Summary of option activity
	For the year ended December 31, 2025
	Number (in thousands)	Weighted average exercise price	Aggregate intrinsic value (in thousands)	Weighted average remaining contractual term (years)
Outstanding as of January 1, 2025	6,393	$110.46
Granted	482	189.19
Exercised	(1,074)	90.54
Forfeited	(64)	161.99
Expired	(2)	133.44
Outstanding as of December 31, 2025	5,735	120.21	$504,297	4.9
Outstanding, net of expected forfeitures	5,715	120.01	503,741	4.9
Outstanding, exercisable (“vested”)	4,659	109.44	459,884	4.2
The weighted average grant date fair value of options granted was $48.65, $39.61 and $31.45 during 2025, 2024 and 2023, respectively. The intrinsic value, which is the difference between the fair value and the exercise price of options exercised, was $121 million, $170 million and $79 million during 2025, 2024 and 2023, respectively.
The following table provides the amounts of cash received from exercise of options and the related tax benefits realized on options exercised.

	For the year ended December 31,
($ in millions)	2025	2024	2023
Cash received from exercise of options	$78	$189	$103
Tax benefit realized on options exercised	24	32	16
Restricted stock units granted to employees vest ratably over a three-year period. Vesting is subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances.
Restricted stock units for directors vest immediately and convert into shares of stock on the earlier of the day of the third anniversary of the grant date or the date the director’s service terminates, unless a deferred period of restriction is elected. Restricted stock units granted to directors prior to June 1, 2016 convert upon leaving the board.

Changes in restricted stock units
	For the year ended December 31, 2025
	Number (in thousands)	Weighted average grant date fair value
Nonvested as of January 1, 2025	840	$131.93
Granted	331	192.37
Vested	(350)	137.77
Forfeited	(55)	162.40
Nonvested as of December 31, 2025	766	153.18
The fair value of restricted stock units is based on the market value of the Company’s stock as of the date of the grant. The market value in part reflects the payment of future dividends expected. The weighted average grant date fair value of restricted stock units granted was $192.37, $160.44 and $132.65 during 2025, 2024 and 2023, respectively. The total fair value of restricted stock units vested was $67 million, $59 million and $49 million during 2025, 2024 and 2023, respectively.
Performance stock awards vest into shares of stock on the third anniversary of the grant date based on achieving established company-specific performance goals.
The number of shares earned upon vesting of the performance stock awards is based on the attainment of performance goals for each of the performance periods, subject to continued service, except for employees who are retirement eligible and in certain other limited circumstances.
The Allstate Corporation 165

2025 Form 10-K Notes to Consolidated Financial Statements

Changes in performance stock awards
	For the year ended December 31, 2025
	Number (in thousands)	Weighted average grant date fair value
Nonvested as of January 1, 2025	642	$140.46
Granted	182	189.25
Adjustment for performance achievement	(75)	122.81
Vested	(123)	122.81
Forfeited	(23)	151.57
Nonvested as of December 31, 2025	603	160.61
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

Performance stock awards grant assumptions
	2025	2024	2023
Expected term	2.8 years	2.9 years	2.9 years
Expected volatility	26.6%	27.2%	24.8%
Average peer volatility	23.5%	23.3%	29.9%
Risk-free rate	4.1%	4.5%	1.7%
The weighted average grant date fair value of performance stock awards granted was $189.25, $159.29 and $136.62 during 2025, 2024 and 2023, respectively. The total fair value of performance stock awards vested was $23 million, $22 million and $41 million during 2025, 2024 and 2023, respectively.
The Company recognizes all tax effects related to share-based payments at settlement or expiration through the income statement.

Note 19	Supplemental Cash Flow Information
Non-cash investing activities include $86 million, $77 million and $64 million related to mergers and exchanges completed with equity securities, fixed income securities, bank loans, commercial mortgages and limited partnerships in 2025, 2024 and 2023, respectively. Non-cash investing activities include $1 million and $19 million related to right-of-use property and equipment obtained in exchange for lease obligations for the years ended December 31, 2025 and 2024, respectively. Non-cash investing activities include $8 million associated with acquisition-related contingent payouts for the year ended December 31, 2024. Non-cash investing activities include $1 million and $18 million related to right-of-use real estate obtained in exchange for lease obligations for the years ended December 31, 2025 and 2024, respectively.
Non-cash financing activities include $27 million, $29 million and $39 million related to the issuance of Allstate common shares for vested equity awards in 2025, 2024 and 2023, respectively.
Cash flows used in operating activities in the Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $106 million, $113 million and $130 million for the years ended December 31, 2025, 2024 and 2023, respectively. Non-cash operating activities include $54 million, $69 million and $30 million related to right-of-use assets obtained in exchange for lease obligations for the years ended December 31, 2025, 2024 and 2023, respectively.
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
166 www.allstate.com

2025 Form 10-K Notes to Consolidated Financial Statements

	For the years ended December 31,
($ in millions)	2025	2024	2023
Cash flows from operating activities
Net change in proceeds managed
Net change in fixed income securities	$(228)	$(4)	$259
Net change in short-term investments	335	(146)	(139)
Operating cash flow provided (used)	$107	$(150)	$120

Net change in liabilities
Liabilities for collateral, beginning of year	$(2,041)	$(1,891)	$(2,011)
Liabilities for collateral, end of year	(1,934)	(2,041)	(1,891)
Operating cash flow (used) provided	$(107)	$150	$(120)

Note 20	Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
	For the years ended December 31,
	2025			2024			2023
($ in millions)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$983	$(214)	$769	$(495)	$97	$(398)	$1,547	$(322)	$1,225
Less: reclassification adjustment of realized capital gains and losses	(379)	80	(299)	(293)	62	(231)	(539)	113	(426)
Unrealized net capital gains and losses	1,362	(294)	1,068	(202)	35	(167)	2,086	(435)	1,651
Unrealized foreign currency translation adjustments	114	(24)	90	(59)	12	(47)	85	(18)	67
Unamortized pension and other postretirement prior service credit (1)	1	(1)	—	(3)	1	(2)	(20)	4	(16)
Discount rate for reserve for future policy benefits	(18)	4	(14)	34	(7)	27	(13)	3	(10)
Other comprehensive income (loss)	$1,459	$(315)	$1,144	$(230)	$41	$(189)	$2,138	$(446)	$1,692
(1)Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.

Note 21	Quarterly Results (unaudited)

	First quarter		Second quarter		Third quarter		Fourth quarter
($ in millions, except per share data)	2025	2024	2025	2024	2025	2024	2025	2024
Revenues	$16,452	$15,259	$16,633	$15,714	$17,255	$16,627	$17,345	$16,506
Net income applicable to common shareholders	566	1,189	2,079	301	3,717	1,161	3,803	1,899
Net income applicable to common shareholders per common share - Basic	2.13	4.51	7.86	1.14	14.13	4.39	14.55	7.16
Net income applicable to common shareholders per common share - Diluted	2.11	4.46	7.76	1.13	13.95	4.33	14.37	7.07
Consolidated net income applicable to common shareholders was $3.80 billion in the fourth quarter of 2025 compared to $1.90 billion in the fourth quarter of 2024, primarily due to improved underwriting results from increased earned premium and improved loss trends and higher investment results.
The Allstate Corporation 167

2025 Form 10-K
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Allstate Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying Consolidated Statements of Financial Position of The Allstate Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders’ Equity, and Cash Flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
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
168 www.allstate.com

2025 Form 10-K

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
The Company establishes reserves for property and casualty insurance claims and claims expense on reported and unreported claims of insured losses. Using established industry and actuarial practices as well as the Company’s historical claims experience, the reserve for property and casualty insurance claims and claims expense is estimated based on (i) claims reported, (ii) claims incurred but not reported, and (iii) projections of claim payments to be made in the future. When the Company experiences changes in the mix or type of claims or claim settlement patterns or data, it applies actuarial judgment in the determination and selection of development factors to estimate the reserve for property and casualty insurance claims and claims expense.
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
•With the assistance of our actuarial specialists, we developed independent estimates for the reserve for property and casualty insurance claims and claims expense, particularly those with payout requirements over a longer period of time, utilizing loss data or industry claims development factors, and compared our estimates to management’s estimates and assessed the consistency of management’s approach.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 19, 2026

We have served as the Company's auditor since 1992.
The Allstate Corporation 169

2025 Form 10-K
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued their attestation report on the Company’s internal control over financial reporting, which is included herein.
Changes in internal control over financial reporting  There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2025.

Item 9B.  Other Information
On November 7, 2025, Jesse E. Merten, President, Property-Liability, Allstate Insurance Company, adopted a Rule 10b5-1 trading plan. The Rule 10b5-1 plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Merten’s Rule 10b5-1 plan provides for the sale of up to 33,986 shares of the Company’s common stock. The Rule 10b5-1 plan expires on November 6, 2026, or upon the earlier completion of all authorized transactions thereunder.
During the three months ended December 31, 2025, no other director or officer of the Company who is required to file reports under Section 16 of the Securities Exchange Act adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

170 www.allstate.com

2025 Form 10-K

Part III
Item 10.  Directors, Executive Officers and Corporate Governance
Information regarding directors of The Allstate Corporation standing for election at the 2026 annual stockholders meeting is incorporated in this Item 10 by reference to the descriptions in the Proxy Statement under the caption “Corporate Governance – Our Director Nominees.”
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
The Allstate Corporation 171

2025 Form 10-K
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
The following table includes information as of December 31, 2025, with respect to The Allstate Corporation’s equity compensation plans:

Equity compensation plan information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	7,620,498	(2)	$120.21	(3)	8,808,871	(4)
Total	7,620,498	(2)	$120.21	(3)	8,808,871	(4)
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
(2)As of December 31, 2025, 5,734,605 stock options, 765,852 restricted stock units (“RSUs”) and 1,120,041 performance stock awards (“PSAs”) were outstanding. PSAs are reported at the maximum potential amount awarded for incomplete performance periods and the amount earned for the 2023 PSA grant, reduced for forfeitures. For incomplete performance periods, the actual number of shares earned may be less and are based upon measures achieved at the end of the three-year performance period for those PSAs granted in 2024 and 2025.
(3)The weighted-average exercise price of outstanding options, warrants, and rights does not take into account RSUs and PSAs, which have no exercise price.
(4)Includes 8,554,963 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, stock appreciation rights, performance units, performance stock, and stock in lieu of cash under the 2019 Equity Incentive Plan; and 253,908 shares that may be issued in the form of stock options, unrestricted stock, restricted stock, restricted stock units, and stock in lieu of cash compensation under the 2017 Equity Compensation Plan for Non-Employee Directors.
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
Item 14.  Principal Accounting Fees and Services
Information required for Item 14 is incorporated by reference to the material in the Proxy Statement under the caption “Audit Committee Matters – Ratification of Deloitte & Touche LLP as the Independent Registered Public Accountant for 2026.”
172 www.allstate.com

2025 Form 10-K

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
All other schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.
Item 15.  (a) (3)
The following is a list of the exhibits filed as part of this Form 10-K. The exhibit numbers followed by an asterisk (*) indicate exhibits that are management contracts or compensatory plans or arrangements.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Stock Purchase Agreement, dated as of January 26, 2021, by and among Allstate Insurance Company, Allstate Financial Insurance Holdings Corporation, and Antelope US Holdings Company (certain schedules and exhibits to the Stock Purchase Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any omitted schedule or exhibit).	8-K	1-11840	2.1	January 27, 2021
3.1	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on May 23, 2012	8-K	1-11840	3(i)	May 23, 2012
3.2	Amended and Restated Bylaws of The Allstate Corporation as amended July 14, 2023	8-K	1-11840	3.1	July 17, 2023
3.3	Certificate of Designations with respect to the Preferred Stock, Series H of the Registrant, dated August 5, 2019	8-K	1-11840	3.1	August 5, 2019
3.4	Certificate of Designations with respect to the Preferred Stock, Series I of the Registrant, dated November 8, 2019	8-K	1-11840	3.1	November 8, 2019
3.5	Certificate of Elimination with respect to the Preferred Stock Series A, C, D, E and F of the Registrant, dated February 20, 2020	10-K	1-11840	3.6	February 21, 2020
3.6	Certificate of Elimination with respect to the Preferred Stock, Series G of the Registrant, dated May 1, 2023	10-Q	1-11840	3.6	May 3, 2023
3.7	Certificate of Designations with respect to the Preferred Stock, Series J of the Registrant, dated May 16, 2023	8-K	1-11840	3.1	May 18, 2023
The Allstate Corporation 173

2025 Form 10-K

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.1	The Allstate Corporation hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of holders of each issue of its long-term debt and that of its consolidated subsidiaries
4.2	Description of Registrant’s Securities	10-K	1-11840	4.2	February 21, 2024
4.3	Deposit Agreement, dated August 8, 2019, among the Registrant, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein (Series H)	8-K	1-11840	4.1	August 8, 2019
4.4	Form of Preferred Stock Certificate, Series H (included as Exhibit A to Exhibit 3.3 above)	8-K	1-11840	4.2	August 8, 2019
4.5	Form of Depositary Receipt, Series H (included as Exhibit A to Exhibit 4.3 above)	8-K	1-11840	4.3	August 8, 2019
4.6	Deposit Agreement, dated November 8, 2019, among the Registrant, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein (Series I)	8-K	1-11840	4.1	November 8, 2019
4.7	Form of Preferred Stock Certificate, Series I (included as Exhibit A to Exhibit 3.4 above)	8-K	1-11840	4.2	November 8, 2019
4.8	Form of Depositary Receipt, Series I (included as Exhibit A to Exhibit 4.6 above)	8-K	1-11840	4.3	November 8, 2019
4.9	Deposit Agreement, dated May 18, 2023, among the Registrant, Equiniti Trust Company, as depositary, and the holders from time to time of the depositary receipts described therein (Series J)	8-K	1-11840	4.1	May 18, 2023
4.10	Form of Preferred Stock Certificate, Series J (included as Exhibit A to Exhibit 3.7 above)	8-K	1-11840	4.2	May 18, 2023
4.11	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.9 above)	8-K	1-11840	4.3	May 18, 2023
10.1	Credit Agreement dated November 16, 2020, among The Allstate Corporation, Allstate Insurance Company, and Allstate Life Insurance Company, as Borrowers; the lenders party thereto, Wells Fargo Bank, National Association, as Syndication Agent; Bank of America, N.A., Barclays Bank PLC, Credit Suisse AG, New York Branch, Goldman Sachs Bank USA, Morgan Stanley MUFG Loan Partners, LLC, and U.S. Bank National Association, as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	1-11840	10.1	November 17, 2020
10.2	Amendment No. 1 to Credit Agreement dated as of May 4, 2021	10-Q	1-11840	10.1	May 5, 2021
10.3	Amendment No. 2 to Credit Agreement dated as of November 16, 2022	10-K	1-11840	10.3	February 16, 2023
10.4*	The Allstate Corporation Annual Executive Incentive Plan, as amended and restated effective November 17, 2020	10-K	1-11840	10.2	February 22, 2021
10.5*	The Allstate Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2019	S-8	1-11840	4	November 20, 2018
10.6*	The Allstate Corporation 2019 Equity Incentive Plan, as amended and restated effective February 19, 2020	10-Q	1-11840	10.1	May 5, 2020
10.7*	Form of Performance Stock Award Agreement for awards granted on or after February 19, 2020, under The Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president	10-Q	1-11840	10.5	May 5, 2020
10.8*	Form of Option Award Agreement for awards granted on or after February 19, 2020, under The Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president	10-Q	1-11840	10.3	May 5, 2020
174 www.allstate.com

2025 Form 10-K

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.9*	Form of Option Award Agreement for awards granted on or after April 13, 2018, under The Allstate Corporation 2013 Equity Incentive Plan	10-Q	1-11840	10.3	May 1, 2018
10.10*	Form of Option Award Agreement for awards granted on or after February 21, 2012 and prior to April 13, 2018 under The Allstate Corporation 2009 Equity Incentive Plan	10-Q	1-11840	10.3	May 2, 2012
10.11*	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 19, 2020, under The Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president	10-Q	1-11840	10.4	May 5, 2020
10.12*	Supplemental Retirement Income Plan, as amended and restated effective October 19, 2018	10-K	1-11840	10.16	February 15, 2019
10.13*	The Allstate Corporation Change in Control Severance Plan effective December 30, 2011	8-K	1-11840	10.1	December 28, 2011
10.14*	Amendment to The Allstate Corporation Change in Control Severance Plan effective March 1, 2021	8-K	1-11840	10.1	March 1, 2021
10.15*	The Allstate Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.7	September 19, 2008
10.16*	The Allstate Corporation Equity Incentive Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.5	September 19, 2008
10.17*	The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors, as amended and restated effective September 15, 2008	8-K	1-11840	10.6	September 19, 2008
10.18*	The Allstate Corporation 2017 Equity Compensation Plan for Non-Employee Directors	Proxy	1-11840	App. D	April 12, 2017
10.19*	Form of amended and restated Restricted Stock Unit Award Agreement with regards to awards outstanding on September 15, 2008 under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.8	September 19, 2008
10.20*	Form of Restricted Stock Unit Award Agreement for awards granted on or after September 15, 2008, and prior to June 1, 2016, under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	8-K	1-11840	10.9	September 19, 2008
10.21*	Form of Restricted Stock Unit Award Agreement for awards granted on or after June 1, 2016, and prior to June 1, 2017, under The Allstate Corporation 2006 Equity Compensation Plan for Non-Employee Directors	10-Q	1-11840	10.2	August 3, 2016
10.22*	Form of Restricted Stock Unit Award Agreement for awards granted on or after June 1, 2017, under The Allstate Corporation 2017 Equity Compensation Plan for Non-Employee Directors	10-Q	1-11840	10.2	August 1, 2017
10.23*	Form of Indemnification Agreement between the Registrant and Director	10-Q	1-11840	10.2	August 1, 2007
10.24*	Resolutions regarding Non-Employee Director Compensation adopted November 19, 2021	10-K	1-11840	10.31	February 18, 2022
10.25*	Resolutions regarding Non-Employee Director Compensation adopted November 18, 2022	10-K	1-11840	10.33	February 16, 2023
10.26*	Resolutions regarding Non-Employee Director Compensation adopted November 13, 2024	10-K	1-11840	10.26	February 24, 2025
10.27*	Form of Option Award Agreement for awards granted on or after February 24, 2025, under The Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president	10-Q	1-11840	10.1	April 30, 2025
The Allstate Corporation 175

2025 Form 10-K

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.28*	Form of Performance Stock Award Agreement for awards granted on or after February 24, 2025, under The Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president	10-Q	1-11840	10.2	April 30, 2025
10.29*	Form of Restricted Stock Unit Award Agreement for awards granted on or after February 24, 2025, under The Allstate Corporation 2019 Equity Incentive Plan to officers subject to reporting obligations under Section 16 of the Securities Exchange Act of 1934 or an executive vice president	10-Q	1-11840	10.3	April 30, 2025
19	The Allstate Corporation Insider Trading Policy, effective July 15, 2025					X
21	Subsidiaries of The Allstate Corporation					X
23	Consent of Independent Registered Public Accounting Firm					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
97	The Allstate Corporation Clawback Policy, effective July 9, 2024	10-K	1-11840	97	February 24, 2025
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
Item 15.  (b)
The exhibits are listed in Item 15. (a)(3) above.
Item 15.  (c)
The financial statement schedules are listed in Item 15. (a)(2) above.
Item 16.
None.
176 www.allstate.com

2025 Form 10-K

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Allstate Corporation (Registrant)

/s/ Eric K. Ferren
By: Eric K. Ferren
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
February 19, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Wilson	Chairman of the Board, President, Chief Executive Officer and a Director (Principal Executive Officer)	February 19, 2026
Thomas J. Wilson

/s/ John E. Dugenske	Chief Financial Officer (Principal Financial Officer)	February 19, 2026
John E. Dugenske

/s/ Eric K. Ferren	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2026
Eric K. Ferren

/s/ Donald E. Brown	Director	February 19, 2026
Donald E. Brown

/s/ Kermit R. Crawford	Director	February 19, 2026
Kermit R. Crawford

/s/ Richard T. Hume	Lead Director	February 19, 2026
Richard T. Hume

/s/ Margaret M. Keane	Director	February 19, 2026
Margaret M. Keane

/s/ Siddharth N. Mehta	Director	February 19, 2026
Siddharth N. Mehta

/s/ Maria R. Morris	Director	February 19, 2026
Maria R. Morris

/s/ Jacques P. Perold	Director	February 19, 2026
Jacques P. Perold

/s/ Andrea Redmond	Director	February 19, 2026
Andrea Redmond

/s/ Judith A. Sprieser	Director	February 19, 2026
Judith A. Sprieser

/s/ Perry M. Traquina	Director	February 19, 2026
Perry M. Traquina

/s/ Monica J. Turner	Director	February 19, 2026
Monica J. Turner
The Allstate Corporation 177

2025 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule I — Summary of Investments Other than Investments in Related Parties

	As of December 31, 2025
($ in millions)	Cost/amortized cost, net	Fair value (if applicable)	Amount shown in the Balance Sheet
Type of investment
Fixed maturities:
Bonds:
United States government, government agencies and authorities	$18,165	$18,133	$18,133
States, municipalities and political subdivisions	5,617	5,643	5,643
Foreign governments	1,464	1,460	1,460
Public utilities	4,465	4,542	4,542
All other corporate bonds	25,585	25,859	25,859
Asset-backed securities	1,348	1,352	1,352
Mortgage-backed securities	2,086	2,126	2,126
Total fixed maturities	58,730	59,115	59,115

Equity securities:
Common stocks:
Public utilities	150	143	143
Banks, trusts and insurance companies	587	622	622
Industrial, miscellaneous and all other	7,114	7,409	7,409
Nonredeemable preferred stocks	175	224	224
Total equity securities	8,026	8,398	8,398

Mortgage loans on real estate	879	868	879
Real estate	630		630
Derivative instruments	10	10	10
Limited partnership interests	8,844		8,844
Bank loans and other investments	474	488	474
Short-term investments	4,888	4,887	4,887
Total investments	$82,481		$83,237

The Allstate Corporation S-1

2025 Form 10-K
The Allstate Corporation and Subsidiaries
Schedule II — Condensed Financial Information of Registrant Statement of Operations

	Year Ended December 31,
($ in millions)	2025	2024	2023
Revenues
Investment income, less investment expense	$102	$49	$45
Net gains (losses) on investments and derivatives	7	(9)	(28)
Total revenues	109	40	17

Expenses
Interest expense	405	411	396
Pension and other postretirement remeasurement (gains) losses	(25)	(21)	12
Pension and other postretirement (benefit) expense	(11)	(36)	55
Other operating expenses	75	70	142
Total expenses	444	424	605

Gain on disposition of subsidiaries	716	—	—

Gain (loss) from operations before income tax benefit and equity in net income of subsidiaries	381	(384)	(588)

Income tax expense (benefit)	167	(97)	(143)
Gain (loss) before equity in net income of subsidiaries	214	(287)	(445)

Equity in net income of subsidiaries	10,068	4,954	257
Net income (loss) attributable to Allstate	10,282	4,667	(188)

Preferred stock dividends	117	117	128

Net income (loss) applicable to common shareholders	$10,165	$4,550	$(316)

Net income (loss) attributable to Allstate	$10,282	$4,667	$(188)
Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	1,068	(167)	1,651
Unrealized foreign currency translation adjustments	90	(47)	67
Unamortized pension and other postretirement prior service credit	—	(2)	(16)
Discount rate for reserve for future policy benefits	(14)	27	(10)
Other comprehensive income (loss), after-tax	1,144	(189)	1,692
Less: change in unrealized net capital gains and losses related to noncontrolling interest	3	10	10
Comprehensive income	$11,423	$4,468	$1,494

See accompanying notes to condensed financial information and notes to consolidated financial statements.
S-2 www.allstate.com

2025 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule II (Continued) — Condensed Financial Information of Registrant Statement of Financial Position

	December 31,
($ in millions, except par value data)	2025	2024
Assets
Investments in subsidiaries	$32,423	$28,684
Fixed income securities, at fair value (amortized cost, net $5,261 and $639)	5,265	635
Equity securities, at fair value (cost $1 and $1)	1	1
Short-term investments, at fair value (amortized cost, net $606 and $507)	606	507
Cash	—	1
Receivable from subsidiaries	528	748
Deferred income taxes	38	48
Other assets	155	149
Total assets	39,016	30,773
Liabilities
Debt	7,490	8,085
Pension and other postretirement benefit obligations	126	170
Deferred compensation	379	360
Notes due to subsidiaries	—	350
Dividends payable to shareholders	301	281
Other liabilities	110	85
Total liabilities	8,406	9,331
Shareholders’ equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 82.0 thousand shares issued and outstanding, $2,050 aggregate liquidation preference	2,001	2,001
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 260 million and 265 million shares outstanding	9	9
Additional capital paid-in	4,158	4,029
Retained income	62,393	53,288
Treasury stock, at cost (640 million and 635 million shares)	(38,206)	(36,996)
Accumulated other comprehensive income:
Unrealized net capital gains and losses	297	(771)
Unrealized foreign currency translation adjustments	(55)	(145)
Unamortized pension and other postretirement prior service credit	11	11
Discount rate for reserve for future policy benefits	2	16
Total accumulated other comprehensive income (loss)	255	(889)
Total Allstate shareholders’ equity	30,610	21,442
Total liabilities and equity	$39,016	$30,773

See accompanying notes to condensed financial information and notes to consolidated financial statements.
The Allstate Corporation S-3

2025 Form 10-K
The Allstate Corporation and Subsidiaries
Schedule II (Continued) — Condensed Financial Information of Registrant Statement of Cash Flows

	Years Ended December 31,
($ in millions)	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$10,282	$4,667	$(188)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(10,068)	(4,954)	(257)
Dividends received from subsidiaries	3,038	130	250
Net (gains) losses on investments and derivatives	(7)	9	28
Pension and other postretirement remeasurement (gains) losses	(25)	(21)	12
Gain on disposition of subsidiaries	(716)	—	—
Changes in:
Pension and other postretirement benefits	(11)	(36)	55
Income taxes	48	29	(78)
Operating assets and liabilities	75	109	43
Net cash provided by (used in) operating activities	2,616	(67)	(135)

Cash flows from investing activities
Proceeds from sales of investments	2,596	411	1,427
Investment purchases	(4,311)	(405)	(50)
Investment collections	52	374	85
Capital contribution or return of capital from subsidiaries	—	325	975
Disbursements for loans to subsidiaries	(285)	(380)	—
Proceeds from loans to subsidiaries	530	26	—
Change in short-term investments, net	(100)	(209)	(7)
Proceeds from disposition of subsidiaries	1,927	—	—
Net cash provided by investing activities	409	142	2,430

Cash flows from financing activities
Proceeds from borrowings from subsidiaries	—	350	—
Repayment of notes due to subsidiaries	(88)	—	(1,000)
Proceeds from issuance of debt	—	495	743
Redemption of preferred stock	—	—	(575)
Redemption and repayment of debt	(600)	—	(750)
Proceeds from issuance of preferred stock	—	—	587
Dividends paid on common stock	(1,036)	(962)	(925)
Dividends paid on preferred stock	(117)	(117)	(107)
Treasury stock purchases	(1,233)	(2)	(335)
Shares reissued under equity incentive plans, net	48	163	73
Other	—	(1)	(6)
Net cash used in financing activities	(3,026)	(74)	(2,295)

Net (decrease) increase in cash	(1)	1	—
Cash at beginning of year	1	—	—
Cash at end of year	$—	$1	$—

See accompanying notes to condensed financial information and notes to consolidated financial statements.
S-4 www.allstate.com

2025 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule II (Continued) — Condensed Financial Information of Registrant
Notes to Condensed Financial Information
1.General
Pursuant to rules and regulations of the Securities and Exchange Commission, the unconsolidated condensed financial statements of the Parent Company do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP. Therefore, these condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes included in Item 8.
The debt presented in Note 12 “Capital Structure” are direct obligations of or guaranteed by the Registrant. A majority of the pension and other postretirement benefits plans presented in Note 17 “Benefit Plans” are direct obligations of the Registrant.
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
2.Receivable from subsidiaries
On December 24, 2025 National General Management Corp. issued $110 million notes, with a rate of 4.03% due on December 24, 2026, to the Registrant. The proceeds of this issuance were used for cash management purposes.
On May 14, 2025, National General Holdings Corp. (“NGHC”) issued $175 million notes, with a rate of 4.85% due on May 14, 2026, to the Registrant. The proceeds of this issuance were used for cash management purposes. On July 1, 2025, NGHC repaid $175 million to the Registrant.
On May 14, 2024, NGHC issued $350 million notes, with a rate of 5.68% due on May 14, 2025, to the Registrant. The proceeds of this issuance were used for cash management purposes. On May 14, 2025, NGHC repaid $350 million to the Registrant.
3.Notes due to subsidiaries
On May 14, 2024, the Registrant issued $350 million notes, with an initial rate of 5.57% due on May 14, 2025, to Kennett Capital Inc. The proceeds of this issuance were used for cash management purposes. On May 14, 2025, the Registrant repaid $350 million to Kennett Capital Inc.
On June 17, 2022, the Registrant issued $1.00 billion notes, with an initial rate of 1.63% due on June 17, 2023, to Kennett Capital Inc. The proceeds of this issuance were used for cash management purposes. On June 9, 2023, the Registrant repaid $1.00 billion to Kennett Capital Inc.
4.Supplemental disclosures of cash flow information
The Registrant paid $395 million, $395 million and $355 million of interest on debt in 2025, 2024 and 2023, respectively. In 2025, non-cash financing activities include $262 million of repayment of notes due to subsidiaries through transfer of securities.
The Allstate Corporation S-5

2025 Form 10-K
The Allstate Corporation and Subsidiaries
Schedule III — Supplementary Insurance Information

($ in millions)	As of December 31,			For the years ended December 31,
Segment	Deferred policy acquisition costs	Reserves for claims and claims expense, contract benefits and contractholder funds	Unearned premiums	Premium revenue and contract charges	Net investment income	Claims and claims expense and accident, health and other policy benefits	Amortization of deferred policy acquisition costs	Other operating costs and expenses	Premiums written (excluding life)
2025
Allstate Protection	$2,803	$39,153	$23,464	$57,682		$36,626	$7,003	$7,410	$59,546
Run-off Property-Liability	—	1,852	—	—		151	—	3	—
Allstate Protection and Run-off Property-Liability net investment income (2)					$3,157
Protection Services (1)	3,274	74	5,605	2,958	99	699	1,328	1,273	3,006
Allstate Health and Benefits	—	—	—	490	24	379	30	214	187
Corporate	—	—	—	—	160	—	—	512	—
All other	86	271	11	456	9	277	28	336	678
Intersegment Eliminations (1)	—	—	—	(137)	—	(22)	—	(115)	—
Total	$6,163	$41,350	$29,080	$61,449	$3,449	$38,110	$8,389	$9,633	$63,417

2024
Allstate Protection	$2,548	$39,964	$21,508	$53,866		$39,050	$6,676	$6,882	$55,926
Run-off Property-Liability	—	1,883	—	—		68	—	5	—
Allstate Protection and Run-off Property-Liability net investment income (2)					$2,810
Protection Services (1)	3,161	70	5,385	2,702	94	641	1,217	1,138	2,797
Allstate Health and Benefits	1	187	2	1,466	94	991	119	590	1,211
Corporate	—	—	—	—	88	—	—	515	—
All other	63	82	14	455	6	250	27	356	433
Intersegment Eliminations (1)	—	—	—	(180)	—	(24)	—	(156)	—
Total	$5,773	$42,186	$26,909	$58,309	$3,092	$40,976	$8,039	$9,330	$60,367

2023
Allstate Protection	$2,378	$37,852	$19,542	$48,427		$40,364	$6,070	$5,628	$50,347
Run-off Property-Liability	—	1,942	—	—		89	—	5	—
Allstate Protection and Run-off Property-Liability net investment income (2)					$2,218
Protection Services (1)	3,022	64	5,150	2,381	73	632	1,058	956	2,663
Allstate Health and Benefits	497	2,162	2	1,441	78	888	124	567	1,214
Corporate	—	—	—	—	105	—	—	676	—
All other	43	73	15	405	4	183	26	314	384
Intersegment Eliminations (1)	—	—	—	(138)	—	(15)	—	(123)	—
Total	$5,940	$42,093	$24,709	$52,516	$2,478	$42,141	$7,278	$8,023	$54,608
(1)Includes intersegment premiums and service fees and the related incurred losses and expenses that are eliminated in the consolidated financial statements.
(2)A single investment portfolio supports both Allstate Protection and Run-off Property-Liability segments.
S-6 www.allstate.com

2025 Form 10-K

The Allstate Corporation and Subsidiaries
Schedule IV — Reinsurance

($ in millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2025
Premiums and contract charges (1):
Accident and health insurance	$1,188	$284	$42	$946	4.4%
Property and casualty insurance	62,511	2,397	389	60,503	0.6
Total premiums and contract charges	$63,699	$2,681	$431	$61,449	0.7

Year ended December 31, 2024
Life insurance in force (2)	$22,225	$295	$1,208	$23,138	5.2%
Premiums and contract charges:
Life insurance	$258	$5	$16	$269	5.9%
Accident and health insurance	1,687	45	10	1,652	0.6
Property and casualty insurance	58,221	2,210	377	56,388	0.7
Total premiums and contract charges	$60,166	$2,260	$403	$58,309	0.7

Year ended December 31, 2023
Life insurance in force	$21,788	$482	$1,301	$22,607	5.8%
Premiums and contract charges:
Life insurance	$226	$6	$16	$236	6.8%
Accident and health insurance	1,639	41	12	1,610	0.7
Property and casualty insurance	52,301	1,989	358	50,670	0.7
Total premiums and contract charges	$54,166	$2,036	$386	$52,516	0.7
(1)In 2025, the Company’s remaining life insurance business was sold as part of the sale of the employer voluntary benefits business.
(2)Includes results for assets classified as held for sale.
The Allstate Corporation S-7

2025 Form 10-K
The Allstate Corporation and Subsidiaries
Schedule V — Valuation Allowances and Qualifying Accounts

($ in millions)		Additions
Description	Balance as of beginning of period	Charged to costs and expenses	Other additions	Deductions (1)	Balance as of end of period
Year ended December 31, 2025
Fixed income securities	$17	$5	$—	$12	$10
Mortgage loans	12	2	—	4	10
Bank loans	10	12	—	5	17
Investments	39	19	—	21	37
Premium installment receivable	187	487	—	485	189
Reinsurance recoverables	63	1	—	10	54
Other assets	14	3	—	2	15
Assets	303	510	—	518	295
Commitments to fund line of credit, commercial mortgage loans and bank loans	—	15	—		15
Liabilities	—	15	—	—	15
Total	$303	$525	$—	$518	$310

Valuation allowance for deferred tax assets	$69	$—	$—	$1	$68

Year ended December 31, 2024
Fixed income securities	$36	$3	$—	$22	$17
Mortgage loans	11	1	—	—	12
Bank loans	22	—	—	12	10
Investments	69	4	—	34	39
Premium installment receivable	138	414	—	365	187
Reinsurance recoverables	65	1	—	3	63
Other assets	18	—	—	4	14
Assets	290	419	—	406	303
Commitments to fund line of credit, commercial mortgage loans and bank loans	1	—	—	1	—
Liabilities	1	—	—	1	—
Total	$291	$419	$—	$407	$303

Valuation allowance for deferred tax assets	$69	$—	$—	$—	$69

Year ended December 31, 2023
Fixed income securities	$13	$23	$—	$—	$36
Mortgage loans	7	4	—	—	11
Bank loans	57	18	—	53	22
Investments	77	45	—	53	69
Premium installment receivable	132	348	—	342	138
Reinsurance recoverables	65	1	—	1	65
Other assets	19	—	—	1	18
Assets	293	394	—	397	290
Commitments to fund mortgage loans and bank loans	—	1	—	—	1
Liabilities	—	1	—	—	1
Total	$293	$395	$—	$397	$291

Valuation allowance for deferred tax assets	$34	$—	$35	$—	$69
(1)Includes allowance for assets reclassified to held for sale for the year ended December 31, 2024.

S-8 www.allstate.com