Form 10-Q
period 2026-03-31
ALLSTATE CORP
filed 2026-04-29
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 13, 2026, the registrant had 257,420,930 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
March 31, 2026

Condensed Consolidated Financial Statements
Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

(In millions, except per share data)	Three months ended March 31,
	2026	2025
Revenues
Property and casualty insurance premiums	$15,553	$14,698
Accident and health insurance premiums and contract charges	136	487
Other revenue	719	762
Net investment income	938	854
Net gains (losses) on investments and derivatives	(405)	(349)
Total revenues	16,941	16,452

Costs and expenses
Property and casualty insurance claims and claims expense	9,185	10,815
Accident, health and other policy benefits	76	333
Amortization of deferred policy acquisition costs	2,178	2,087
Operating costs and expenses	2,225	2,245
Pension and other postretirement remeasurement (gains) losses	19	78
Restructuring and related charges	5	16
Amortization of purchased intangibles	47	59
Interest expense	98	100
Total costs and expenses	13,833	15,733

Income from operations before income tax expense	3,108	719

Income tax expense	650	123

Net income	2,458	596

Less: Net income attributable to noncontrolling interest	1	1

Net income attributable to Allstate	2,457	595

Less: Preferred stock dividends	29	29

Net income applicable to common shareholders	$2,428	$566

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$9.36	$2.13
Weighted average common shares - Basic	259.4	265.3
Net income applicable to common shareholders per common share - Diluted	$9.25	$2.11
Weighted average common shares - Diluted	262.6	268.8
See notes to condensed consolidated financial statements.
First Quarter 2026 Form 10-Q 1

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

($ in millions)	Three months ended March 31,
	2026	2025
Net income	$2,458	$596

Other comprehensive (loss) income, after-tax
Changes in:
Unrealized net capital gains and losses	(518)	420
Unrealized foreign currency translation adjustments	(28)	(45)
Unamortized pension and other postretirement prior service credit	(1)	—
Discount rate for reserve for future policy benefits	—	5
Other comprehensive (loss) income, after-tax	(547)	380

Comprehensive income	1,911	976
Less: Comprehensive income attributable to noncontrolling interest	1	5
Comprehensive income attributable to Allstate	$1,910	$971
See notes to condensed consolidated financial statements.
2 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position (unaudited)

($ in millions, except par value data)	March 31, 2026	December 31, 2025
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $59,338 and $58,730)	$59,060	$59,115
Equity securities, at fair value (cost $10,354 and $8,026)	10,431	8,398
Mortgage loans, net	868	879
Limited partnership interests	8,946	8,844
Short-term, at fair value (amortized cost $4,707 and $4,888)	4,705	4,887
Other investments, net	1,150	1,114
Total investments	85,160	83,237
Cash	697	678
Premium installment receivables, net	11,648	11,474
Deferred policy acquisition costs	6,070	6,163
Reinsurance and indemnification recoverables, net	8,422	8,501
Accrued investment income	656	708
Deferred income taxes	12	—
Property and equipment, net	606	627
Goodwill	3,118	3,118
Other assets, net	7,583	5,252
Total assets	123,972	119,758
Liabilities
Reserve for property and casualty insurance claims and claims expense	41,320	41,079
Unearned premiums	28,863	29,080
Claim payments outstanding	1,473	1,419
Deferred income taxes	—	227
Other liabilities and accrued expenses	13,238	9,874
Debt	7,491	7,490
Total liabilities	92,385	89,169
Commitments and Contingent Liabilities (Note 11)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 82.0 thousand shares issued and outstanding, $2,050 aggregate liquidation preference	2,001	2,001
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 258 million and 260 million shares outstanding	9	9
Additional capital paid-in	4,169	4,158
Retained income	64,540	62,393
Treasury stock, at cost (642 million and 640 million shares)	(38,820)	(38,206)
Accumulated other comprehensive income (loss):
Unrealized net capital gains and losses	(221)	297
Unrealized foreign currency translation adjustments	(83)	(55)
Unamortized pension and other postretirement prior service credit	10	11
Discount rate for reserve for future policy benefits	2	2
Total accumulated other comprehensive (loss) income	(292)	255
Total Allstate shareholders’ equity	31,607	30,610
Noncontrolling interest	(20)	(21)
Total equity	31,587	30,589
Total liabilities and equity	$123,972	$119,758
See notes to condensed consolidated financial statements.
First Quarter 2026 Form 10-Q 3

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($ in millions, except per share data)	Three months ended March 31,
	2026	2025
Preferred stock par value	$—	$—
Preferred stock additional capital paid-in	2,001	2,001

Common stock par value	9	9
Common stock additional capital paid-in
Balance, beginning of period	4,158	4,029
Equity incentive plans activity, net	11	19
Balance, end of period	4,169	4,048

Retained income
Balance, beginning of period	62,393	53,288
Net income	2,457	595
Dividends on common stock (declared per share of $1.08 and $1.00)	(281)	(268)
Dividends on preferred stock	(29)	(29)
Balance, end of period	64,540	53,586

Treasury stock
Balance, beginning of period	(38,206)	(36,996)
Shares acquired	(626)	(105)
Shares reissued under equity incentive plans, net	12	21
Balance, end of period	(38,820)	(37,080)

Accumulated other comprehensive income (loss)
Balance, beginning of period	255	(889)
Change in unrealized net capital gains and losses	(518)	420
Change in unrealized foreign currency translation adjustments	(28)	(45)
Change in unamortized pension and other postretirement prior service credit	(1)	—
Change in discount rate for reserve for future policy benefits	—	5
Balance, end of period	(292)	(509)
Total Allstate shareholders’ equity	31,607	22,055

Noncontrolling interest
Balance, beginning of period	(21)	(75)
Change in unrealized net capital gains and losses	—	4
Noncontrolling income	1	1
Capital transactions for noncontrolling interest	—	67
Balance, end of period	(20)	(3)
Total equity	$31,587	$22,052
See notes to condensed consolidated financial statements.
4 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

($ in millions)	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$2,458	$596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	101	132
Net (gains) losses on investments and derivatives	405	349
Pension and other postretirement remeasurement (gains) losses	19	78
Changes in:
Claims and claims expense and other insurance reserves	281	1,930
Unearned premiums	(194)	259
Deferred policy acquisition costs	84	(14)
Premium installment receivables, net	(190)	(442)
Reinsurance and indemnification recoverables, net	78	(1,216)
Income taxes	579	14
Other operating assets and liabilities	(59)	278
Net cash provided by operating activities	3,562	1,964
Cash flows from investing activities
Proceeds from sales
Fixed income securities	21,679	11,718
Equity securities	4,055	1,408
Limited partnership interests	346	219
Other investments	2	(3)
Investment collections
Fixed income securities	246	141
Mortgage loans	21	45
Other investments	23	4
Investment purchases
Fixed income securities	(21,953)	(10,504)
Equity securities	(6,394)	(1,653)
Limited partnership interests	(386)	(355)
Mortgage loans	(11)	(29)
Other investments	(72)	(97)
Change in short-term and other investments, net	(143)	(2,095)
Purchases of property and equipment, net	(40)	(92)
Net cash used in investing activities	(2,627)	(1,293)
Cash flows from financing activities
Contractholder fund deposits	—	30
Contractholder fund withdrawals	—	(15)
Dividends paid on common stock	(261)	(244)
Dividends paid on preferred stock	(29)	(29)
Treasury stock purchases	(614)	(99)
Shares reissued under equity incentive plans, net	(8)	15
Other	(4)	8
Net cash used in financing activities	(916)	(334)
Net increase in cash	19	337
Cash at beginning of period	678	704
Less: Cash classified as assets held for sale at end of period	—	201
Cash at end of period	$697	$840
See notes to condensed consolidated financial statements.
First Quarter 2026 Form 10-Q 5

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
The condensed consolidated financial statements and notes as of March 31, 2026 and for the three-month periods ended March 31, 2026 and 2025 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.
These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2025. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified to conform to current year presentation.
Adopted accounting standard
Credit losses Effective January 1, 2026, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance that provides a practical expedient for estimating credit losses on current accounts receivable and contract assets arising from revenue transactions accounted for under the guidance for revenue from contracts with customers. The guidance permits entities to assume current conditions remain unchanged over the asset’s remaining life when estimating expected credit losses, simplifying the estimation process. The adoption did not have a material impact on the Company’s financial statements or disclosures.
Pending accounting standards
Disaggregated income statement disclosures In November 2024, the FASB issued guidance requiring disaggregated information about specific expense categories included in certain income statement expense line items. The guidance outlines the specific costs that are required to be disclosed, which include costs such as: employee compensation, depreciation, lease expense, credit losses and selling costs. It also requires qualitative descriptions of the amounts remaining in the relevant income statement captions that are not separately disaggregated quantitatively in the notes to the financial statements and the Company's definition of selling expenses.
The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The standard is effective on a prospective basis, with the option for retrospective application. The guidance affects disclosures only.
Internal-use software In September 2025, the FASB issued guidance which modernizes the accounting for internal-use software by replacing the stage-based model with a principles-based approach. The new guidance requires capitalization once management commits to funding and it is probable the software will be completed and used as intended (probable-to-complete recognition threshold). The standard also clarifies that costs cannot be capitalized when significant development uncertainty exists, such as unresolved technological innovations or unclear performance requirements. In addition, website development costs are now included under the same guidance.
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
Codification Improvements In December 2025, the FASB issued guidance introducing targeted amendments and clarifications across multiple areas. Key changes include updates to diluted earnings per share calculations when losses occur from continuing operations and there are potentially dilutive instruments, clarified guidance for treasury stock retirement methods, refinements to accounting for beneficial interests and related interest income and expanded eligibility for the proportional amortization method to all income tax credit investments. The guidance also clarifies the treatment of receivable transfers and excludes certain lease receivables from enhanced credit loss disclosures.
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

Computation of basic and diluted earnings per common share
(In millions, except per share data)	Three months ended March 31,
	2026	2025
Numerator:
Net income	$2,458	$596
Less: Net income attributable to noncontrolling interest	1	1
Net income attributable to Allstate	2,457	595
Less: Preferred stock dividends	29	29
Net income applicable to common shareholders	$2,428	$566

Denominator:
Weighted average common shares outstanding	259.4	265.3
Effect of dilutive potential common shares:
Stock options	2.2	2.6
Restricted stock units (non-participating) and performance stock awards	1.0	0.9
Weighted average common and dilutive potential common shares outstanding	262.6	268.8

Earnings per common share - Basic	$9.36	$2.13
Earnings per common share - Diluted	$9.25	$2.11

Anti-dilutive share-based awards excluded from diluted earnings per common share	0.5	0.2
First Quarter 2026 Form 10-Q 7

Notes to Condensed Consolidated Financial Statements

Note 3	Reportable Segments
Measuring segment profit or loss
The measure of segment profit or loss used in evaluating performance is underwriting income for the Allstate Protection and Run-off Property-Liability segments and adjusted net income for the Protection Services and Corporate segments and Allstate Health and Benefits when it was a reportable segment.
Allstate Protection and Run-off Property-Liability segments comprise Property-Liability. The Company does not allocate investment income, net gains and losses on investments and derivatives, or assets to the Allstate Protection and Run-off Property-Liability segments. Management reviews assets at the Property-Liability, Protection Services and Corporate levels for decision-making purposes.
The dispositions of the employer voluntary benefits (“EVB”) and group health businesses in 2025 did not qualify for discontinued operations. The Allstate Health and Benefits segment is no longer a reportable segment, with results of this segment recast to reflect only the results of the EVB and group health businesses. The retained individual health business, previously included in the Allstate Health and Benefits segment, is a non-reportable segment with results included in all other for all periods presented.
Underwriting income is calculated as premiums earned and other revenue, less claims and claims expenses, amortization of deferred policy acquisition costs (“DAC”), operating costs and expenses, amortization or impairment of purchased intangibles and restructuring and related charges as determined using GAAP.
Adjusted net income (loss) is net income (loss) applicable to common shareholders, excluding:

•	Net gains and losses on investments and derivatives
•	Pension and other postretirement remeasurement gains and losses
•	Amortization or impairment of purchased intangibles
•	Gain or loss on disposition
•	Adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years
•	Income tax expense or benefit on reconciling items
A reconciliation of these measures to net income (loss) applicable to common shareholders is provided below.

Reportable segments financial performance
	Three months ended March 31,
($ in millions)	2026	2025
Underwriting income (loss) by segment
Allstate Protection	$2,659	$364
Run-off Property-Liability	(1)	(4)

Adjusted net income (loss) by segment, after-tax
Protection Services	47	55
Allstate Health and Benefits	—	34
Corporate	(59)	(97)

Reconciliation of segment performance measures to net income (loss) applicable to common shareholders
Allstate Protection and Run-off Property-Liability net investment income	845	783
Net gains (losses) on investments and derivatives	(405)	(349)
Pension and other postretirement remeasurement gains (losses)	(19)	(78)
Amortization of purchased intangibles (1)	(8)	(13)
Gain on disposition	6	—
All other (2)	12	(4)
Income tax (expense) benefit on Allstate Protection and Run-off Property-Liability and reconciling items (3)	(648)	(124)
Total reconciling items	(217)	215

Less: Net income attributable to noncontrolling interest (4)	1	1

Net income applicable to common shareholders	$2,428	$566
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
(4)Reflects net income attributable to noncontrolling interest in Allstate Protection.
8 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments revenue information
($ in millions)	Three months ended March 31,
	2026	2025
Allstate Protection
Insurance premiums
Auto	$9,547	$9,347
Homeowners	4,164	3,657
Other personal lines	820	741
Commercial lines	101	113
Other business lines	170	169
Total Allstate Protection insurance premiums	14,802	14,027
Other revenue	544	488
Total Allstate Protection	15,346	14,515

Run-off Property-Liability	—	—

Protection Services
Protection plans	578	510
Roadside assistance	47	36
Protection and insurance products	126	125
Intersegment premiums and service fees (1)	31	37
Other revenue	117	128
Net investment income	23	24
Net gains (losses) on investments and derivatives	(7)	(10)
Total Protection Services	915	850

Allstate Health and Benefits
Employer voluntary benefits	—	243
Group health	—	124
Other revenue	—	84
Net investment income	—	23
Net gains (losses) on investments and derivatives	—	—
Total Allstate Health and Benefits	—	474

Corporate
Other revenue	17	15
Net investment income	68	22
Net gains (losses) on investments and derivatives	(70)	(9)
Total Corporate	15	28

Reconciliation of revenue
Allstate Protection and Run-off Property-Liability net investment income	845	783
Allstate Protection and Run-off Property-Liability net gains (losses) on investments and derivatives	(328)	(329)
All other	179	168
Intersegment eliminations (1)	(31)	(37)

Consolidated revenues	$16,941	$16,452
(1)Intersegment insurance premiums and service fees are primarily related to Arity and Roadside and are eliminated in the condensed consolidated financial statements.
First Quarter 2026 Form 10-Q 9

Notes to Condensed Consolidated Financial Statements

Reportable segments expense information used in measure for segment profit or loss
	Three months ended March 31,
($ in millions)	2026	2025
Allstate Protection
Claims and claims expense excluding catastrophe losses and prior year reserve reestimates (1)	$8,768	$8,693
Catastrophe losses	1,240	2,202
Prior year reserve reestimates excluding catastrophes	(1,016)	(238)
Amortization of DAC	1,821	1,732
Advertising expense	544	523
Amortization of purchased intangibles	39	46
Restructuring and related charges	1	16
Other segment expenses (2)	1,290	1,177
Total	12,687	14,151

Run-off Property-Liability
Claims and claims expense prior year reserve reestimates (3)	—	3
Other segment expenses (2)	1	1
Total	1	4

Protection Services
Claims and claims expense	199	161
Amortization of DAC	348	318
Non-deferrable commissions	126	101
Restructuring and related charges	4	—
Other segment expenses (2)	183	208
Income taxes on operations	15	17
Total	875	805

Allstate Health and Benefits
Accident, health and other policy benefits	—	258
Amortization of DAC	—	30
Other segment expenses (2)	—	142
Income taxes on operations	—	10
Total	—	440

Corporate
Interest expense	98	100
Other segment expenses (2)	33	32
Income taxes on operations	(16)	(27)
Preferred stock dividends	29	29
Total	$144	$134
(1)Includes Allstate Protection incurred loss adjustment expenses, net of reinsurance of $783 million and $731 million for the three months ended March 31, 2026 and 2025, respectively.
(2)Includes employee-related costs, professional services, technology and other operating costs and expenses.
(3)Includes Run-off Property-Liability incurred loss adjustment expenses, net of reinsurance of zero and $3 million for the three months ended March 31, 2026 and 2025, respectively.
10 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Additional significant financial performance data
	Three months ended March 31,
($ in millions)	2026	2025
Amortization of DAC
Allstate Protection	$1,821	$1,732
Protection Services	348	318
Allstate Health and Benefits	—	30
All other	9	7
Consolidated	$2,178	$2,087

Amortization of purchased intangibles
Allstate Protection	$39	$46
Protection Services	6	9
Allstate Health and Benefits	—	1
All other	2	3
Consolidated	$47	$59

Income tax expense (benefit)
Allstate Protection and Run-off Property-Liability	$668	$148
Protection Services	12	13
Allstate Health and Benefits	—	9
Corporate	(33)	(46)
All other	3	(1)
Consolidated	$650	$123
Capital expenditures for long-lived assets are generally made at the Property-Liability level as the Company does not allocate assets to the Allstate Protection and Run-off Property-Liability segments. A portion of these long-lived assets are used by entities included in the Protection Services and Corporate segments and accordingly, are charged to these segments in proportion to their use.

Reportable segments total assets, investments and deferred policy acquisition costs
($ in millions)	March 31, 2026	December 31, 2025
Assets
Allstate Protection and Run-off Property-Liability	$105,102	$102,801
Protection Services	7,851	8,372
Corporate	10,109	7,610
All other	910	975
Consolidated	$123,972	$119,758

Investments (1)
Allstate Protection and Run-off Property-Liability	$73,360	$73,222
Protection Services	2,411	2,312
Corporate	9,203	7,503
All other	186	200
Consolidated	$85,160	$83,237

Deferred policy acquisition costs
Allstate Protection	$2,742	$2,803
Protection Services	3,234	3,274
All other	94	86
Consolidated	$6,070	$6,163
(1)The balances reflect the elimination of related party investments between segments.
First Quarter 2026 Form 10-Q 11

Notes to Condensed Consolidated Financial Statements

Note 4	Investments

Portfolio composition
($ in millions)	March 31, 2026	December 31, 2025
Fixed income securities, at fair value	$59,060	$59,115
Equity securities, at fair value	10,431	8,398
Mortgage loans, net	868	879
Limited partnership interests	8,946	8,844
Short-term investments, at fair value	4,705	4,887
Other investments, net	1,150	1,114
Total	$85,160	$83,237

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
March 31, 2026
U.S. government and agencies	$12,140	$10	$(108)	$12,042
Municipal	6,030	43	(83)	5,990
Corporate	35,967	315	(449)	35,833
Foreign government	1,513	9	(21)	1,501
Asset-backed securities (“ABS”)	2,542	5	(14)	2,533
Mortgage-backed securities (“MBS”)	1,146	18	(3)	1,161
Total fixed income securities	$59,338	$400	$(678)	$59,060

December 31, 2025
U.S. government and agencies	$18,165	$43	$(75)	$18,133
Municipal	5,617	87	(61)	5,643
Corporate	30,050	585	(234)	30,401
Foreign government	1,464	13	(17)	1,460
ABS	1,348	8	(4)	1,352
MBS	2,086	41	(1)	2,126
Total fixed income securities	$58,730	$777	$(392)	$59,115

Scheduled maturities for fixed income securities
($ in millions)	March 31, 2026		December 31, 2025
	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Due in one year or less	$1,949	$1,944	$1,464	$1,460
Due after one year through five years	20,816	20,756	22,582	22,706
Due after five years through ten years	19,120	19,091	21,538	21,780
Due after ten years	13,765	13,575	9,712	9,691
	55,650	55,366	55,296	55,637
ABS and MBS	3,688	3,694	3,434	3,478
Total	$59,338	$59,060	$58,730	$59,115
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS and MBS are shown separately because of potential prepayment of principal prior to contractual maturity dates.
12 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Net investment income
($ in millions)	Three months ended March 31,
	2026	2025
Fixed income securities	$666	$608
Equity securities	41	20
Mortgage loans	12	10
Limited partnership interests	206	194
Short-term investments	59	72
Other investments	26	21
Investment income, before expense	1,010	925
Investment expense	(72)	(71)
Net investment income	$938	$854

Net gains (losses) on investments and derivatives by type
($ in millions)	Three months ended March 31,
	2026	2025
Fixed income securities	$1	$(128)
Equity securities	(381)	(112)
Limited partnership interests	(16)	(5)
Derivatives	(6)	(19)
Other investments	(3)	(18)
Other (1)	—	(67)
Net gains (losses) on investments and derivatives	$(405)	$(349)
(1)2025 is related to losses recorded for variable interests in Adirondack Insurance Exchange (“Adirondack”) and New Jersey Skylands Insurance Association (“Skylands”) (together “Reciprocal Exchanges”).

Net gains (losses) on investments and derivatives by transaction type
($ in millions)	Three months ended March 31,
	2026	2025
Sales	$(4)	$(137)
Credit losses	(7)	(76)
Valuation change of equity investments (1)	(388)	(117)
Valuation change and settlements of derivatives	(6)	(19)
Net gains (losses) on investments and derivatives	$(405)	$(349)
(1)Includes valuation change of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.

Gross realized gains (losses) on sales of fixed income securities
($ in millions)	Three months ended March 31,
	2026	2025
Gross realized gains	$124	$71
Gross realized losses	(123)	(198)

Net appreciation (decline) recognized in net income for assets that are still held
($ in millions)	Three months ended March 31,
	2026	2025
Equity securities	$(250)	$(95)
Limited partnership interests carried at fair value	5	(17)
Total	$(245)	$(112)
First Quarter 2026 Form 10-Q 13

Notes to Condensed Consolidated Financial Statements

Credit losses recognized in net income
($ in millions)	Three months ended March 31,
	2026	2025
Fixed income securities:
Corporate	$—	$(1)
Total fixed income securities	—	(1)
Limited partnership interests	(7)	—
Other investments
Bank loans	—	(8)
Other assets	—	(52)
Commitments to fund line of credit, commercial mortgage loans and bank loans	—	(15)
Total	$(7)	$(76)

Unrealized net capital gains and losses included in accumulated other comprehensive income (“AOCI”)
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
March 31, 2026		Gains	Losses
Fixed income securities	$59,060	$400	$(678)	$(278)
Short-term investments	4,705	—	(2)	(2)
Derivative instruments (1)	—	—	(2)	(2)
Unrealized net capital gains and losses, pre-tax				(282)
Deferred income taxes				61
Unrealized net capital gains and losses, after-tax				$(221)

December 31, 2025
Fixed income securities	$59,115	$777	$(392)	$385
Short-term investments	4,887	—	(1)	(1)
Derivative instruments (1)	—	—	(2)	(2)
Unrealized net capital gains and losses, pre-tax				382
Deferred income taxes				(85)
Unrealized net capital gains and losses, after-tax				$297
(1)Includes the effective portion of losses on terminated cash flow hedges.

Change in unrealized net capital gains (losses)
($ in millions)	Three months ended March 31, 2026
Fixed income securities	$(663)
Short-term investments	(1)
Total	(664)
Deferred income taxes	146
Change in unrealized net capital gains and losses, after-tax	$(518)
Mortgage loans consist of commercial mortgage loans collateralized by a variety of commercial real estate property types located across the United States, substantially all of which are non-recourse to the borrower, and residential mortgage loans secured by collateral that have recourse to the borrower.

Mortgage loans, net of credit allowance
($ in millions)	March 31, 2026	December 31, 2025
Commercial	$603	$619
Residential	265	260
Total	$868	$879
14 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Limited partnership interests

Carrying value for limited partnership interests
($ in millions)	March 31, 2026	December 31, 2025
Private equity	$7,227	$7,247
Real estate	1,536	1,451
Other (1)	183	146
Total	$8,946	$8,844
(1)Other consists of certain limited partnership interests where the underlying assets are predominately public equity and debt securities.
Short-term investments, including money market funds, commercial paper, U.S. Treasury bills, fixed income securities with a contractual maturity of one year or less at time of acquisition and other short-term investments, are carried at fair value. As of March 31, 2026 and December 31, 2025, the fair value of short-term investments totaled $4.71 billion and $4.89 billion, respectively.
Other investments primarily consist of real estate, bank loans and derivatives. Real estate is carried at cost less accumulated depreciation. Bank loans are primarily senior secured corporate loans and are carried at amortized cost, net.

Other investments by asset type
($ in millions)	March 31, 2026	December 31, 2025
Real estate	$622	$630
Bank loans, net	520	473
Other	8	11
Total	$1,150	$1,114
Portfolio monitoring and credit losses
Fixed income securities The Company has a comprehensive portfolio monitoring process to identify and evaluate each fixed income security that may require a credit loss allowance.
For each fixed income security in an unrealized loss position, the Company assesses whether management with the appropriate authority has made the decision to sell or whether it is more likely than not the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes. If a security meets either of these criteria, any existing credit loss allowance would be written off against the amortized cost basis of the asset along with any remaining unrealized losses, with incremental losses recorded in earnings.
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
First Quarter 2026 Form 10-Q 15

Notes to Condensed Consolidated Financial Statements
Recoveries after write-offs are recognized when received.
Accrued interest excluded from the amortized cost of fixed income securities totaled $612 million and $662 million as of March 31, 2026 and December 31, 2025, respectively, and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.
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

Rollforward of credit loss allowance for fixed income securities
	Three months ended March 31,
($ in millions)	2026	2025
Beginning balance	$(10)	$(17)
Credit losses on securities for which credit losses not previously reported	—	(1)
Net increases related to credit losses previously reported	—	—
(Increase) decrease related to sales and other	—	—
Write-offs	—	—
Ending balance	$(10)	$(18)

Components of credit loss allowance as of March 31
Corporate bonds	(8)	(17)
ABS	(2)	(1)
Total	$(10)	$(18)
16 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position (1)
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
March 31, 2026
Fixed income securities
U.S. government and agencies	142	$9,777	$(105)	32	$149	$(3)	$(108)
Municipal	381	2,452	(33)	436	1,020	(50)	(83)
Corporate	1,456	16,022	(253)	557	3,049	(196)	(449)
Foreign government	88	888	(12)	59	49	(9)	(21)
ABS	369	1,767	(13)	16	59	(1)	(14)
MBS	48	284	(3)	58	3	—	(3)
Total fixed income securities	2,484	$31,190	$(419)	1,158	$4,329	$(259)	$(678)
Investment grade fixed income securities	2,167	$29,190	$(365)	1,035	$3,788	$(227)	$(592)
Below investment grade fixed income securities	317	2,000	(54)	123	541	(32)	(86)
Total fixed income securities	2,484	$31,190	$(419)	1,158	$4,329	$(259)	$(678)

December 31, 2025
Fixed income securities
U.S. government and agencies	74	$11,840	$(72)	54	$209	$(3)	$(75)
Municipal	106	640	(6)	527	1,423	(55)	(61)
Corporate	530	3,933	(49)	640	3,677	(185)	(234)
Foreign government	77	553	(9)	53	40	(8)	(17)
ABS	58	205	(2)	12	42	(2)	(4)
MBS	29	246	(1)	59	3	—	(1)
Total fixed income securities	874	$17,417	$(139)	1,345	$5,394	$(253)	$(392)
Investment grade fixed income securities	694	$16,899	$(123)	1,212	$4,793	$(229)	$(352)
Below investment grade fixed income securities	180	518	(16)	133	601	(24)	(40)
Total fixed income securities	874	$17,417	$(139)	1,345	$5,394	$(253)	$(392)
(1)Includes fixed income securities with credit loss allowances; fair values of $21 million and $11 million, unrealized losses of $4 million and $2 million, and credit loss allowances of $2 million and $1 million as of March 31, 2026 and December 31, 2025, respectively.

Gross unrealized losses by unrealized loss position and credit quality as of March 31, 2026
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1)	$(563)	$(79)	$(642)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (2)	(29)	(7)	(36)
Total unrealized losses	$(592)	$(86)	$(678)
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
First Quarter 2026 Form 10-Q 17

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
As of March 31, 2026, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
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
18 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Commercial mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
	March 31, 2026							December 31, 2025
($ in millions)	2021 and prior	2022	2023	2024	2025	2026	Total	Total
1.0 - 1.25	$10	$—	$25	$32	$—	$—	$67	$71
1.26 - 1.50	34	42	9	—	—	—	85	95
Above 1.50	340	47	57	15	—	—	459	462
Amortized cost before allowance	$384	$89	$91	$47	$—	$—	$611	$628
Allowance							(8)	(9)
Amortized cost, net							$603	$619

Payment status of mortgage loans
($ in millions)	Commercial	Residential	Total
March 31, 2026
Less than 90 days past due	$—	$3	$3
90 days or greater past due	—	2	2
Total past due before allowance	—	5	5
Current before allowance	611	262	873
Total mortgage loans before allowance	611	267	878
Allowance	(8)	(2)	(10)
Total mortgage loans	$603	$265	$868

December 31, 2025
Less than 90 days past due	$—	$2	$2
90 days or greater past due	—	2	2
Total past due before allowance	—	4	4
Current before allowance	628	257	885
Total mortgage loans before allowance	628	261	889
Allowance	(9)	(1)	(10)
Total mortgage loans	$619	$260	$879

Rollforward of credit loss allowance for mortgage loans
	Three months ended March 31,
($ in millions)	2026	2025
Beginning balance	$(10)	$(12)
Net increases related to credit losses	—	—
Write-offs	—	—
Ending balance	$(10)	$(12)

Components of credit loss allowance as of March 31
Commercial	$(8)	$(12)
Residential	(2)	—
Total	$(10)	$(12)
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
First Quarter 2026 Form 10-Q 19

Notes to Condensed Consolidated Financial Statements

Bank loans amortized cost by credit rating and year of origination
	March 31, 2026							December 31, 2025
($ in millions)	2021 and prior	2022	2023	2024	2025	2026	Total	Total
NAIC 1 / A	$—	$—	$—	$43	$140	$22	$205	$199
NAIC 2 / BBB	—	—	—	1	142	40	183	144
NAIC 3 / BB	—	—	2	5	10	7	24	23
NAIC 4 / B	3	—	23	18	38	26	108	106
NAIC 5-6 / CCC and below	—	1	7	1	—	7	16	18
Amortized cost before allowance	$3	$1	$32	$68	$330	$102	$536	$490
Allowance							(16)	(17)
Amortized cost, net							$520	$473

Rollforward of credit loss allowance for bank loans
($ in millions)	Three months ended March 31,
	2026	2025
Beginning balance	$(17)	$(10)
Net increases related to credit losses	—	(8)
Write-offs	1	2
Ending balance	$(16)	$(16)

Note 5	Fair Value of Assets and Liabilities
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
20 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
First Quarter 2026 Form 10-Q 21

Notes to Condensed Consolidated Financial Statements
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
Limited partnership interests are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of March 31, 2026, the Company has commitments to invest $118 million in limited partnership interests that are reported at NAV.
22 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	March 31, 2026
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$12,033	$9	$—		$12,042
Municipal	—	5,987	3		5,990
Corporate - public	—	23,635	12		23,647
Corporate - privately placed	—	12,012	174		12,186
Foreign government	—	1,501	—		1,501
ABS	—	2,491	42		2,533
MBS	—	1,092	69		1,161
Total fixed income securities	12,033	46,727	300		59,060
Equity securities (1)	9,595	245	18		9,858
Short-term investments	1,511	3,184	10		4,705
Other investments	—	12	1	$(5)	8
Other assets	10	—	128		138
Total recurring basis assets	23,149	50,168	457	(5)	73,769
Non-recurring basis	—	—	2		2
Total assets at fair value	$23,149	$50,168	$459	$(5)	$73,771

Investments reported at NAV (2)					1,265
Total					$75,036
Liabilities
Other liabilities	$(1)	$(6)	$(1)	$6	$(2)
Total recurring basis liabilities	(1)	(6)	(1)	6	(2)
Total liabilities at fair value	$(1)	$(6)	$(1)	$6	$(2)
(1)Excludes $94 million of securities using the measurement alternative or the equity method of accounting and $479 million reported at NAV.
(2)Includes $479 million of equity securities and $786 million of limited partnerships.

First Quarter 2026 Form 10-Q 23

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
As of March 31, 2026 and December 31, 2025, Level 3 fair value measurements of fixed income securities totaled $300 million and $308 million, respectively, and included $149 million and $146 million, respectively, of securities valued based on third-party discounted cash flow pricing models where the inputs have not been corroborated to be market observable, $11 million and $12 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $3 million and $29 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies.
An increase (decrease) in credit spreads for fixed income securities valued based on third-party discounted cash flow pricing models or non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit ratings of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.
24 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three-month period ended March 31, 2026
	Balance as of December 31, 2025	Total gains (losses) included in:		Transfers					Balance as of March 31, 2026
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Settlements
Assets
Fixed income securities:
Municipal	$29	$—	$—	$—	$(26)	$—	$—	$—	$3
Corporate - public	12	—	—	—	—	—	—	—	12
Corporate - privately placed	187	—	1	—	—	—	—	(14)	174
ABS	22	—	—	—	—	21	—	(1)	42
MBS	58	—	—	—	—	11	—	—	69
Total fixed income securities	308	—	1	—	(26)	32	—	(15)	300
Equity securities	22	(1)	—	—	—	1	(4)	—	18
Short-term investments	6	—	—	—	—	5	(1)	—	10
Other investments	1	—	—	—	—	—	—	—	1
Other assets	147	6	—	—	—	—	—	(25)	128
Total recurring Level 3 assets	484	5	1	—	(26)	38	(5)	(40)	457
Liabilities
Other liabilities	(1)	—	—	—	—	—	—	—	(1)
Total recurring Level 3 liabilities	$(1)	$—	$—	$—	$—	$—	$—	$—	$(1)

Rollforward of Level 3 assets and liabilities held at fair value during the three-month period ended March 31, 2025
	Balance as of December 31, 2024	Total gains (losses) included in:		Transfers					Balance as of March 31, 2025
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Settlements
Assets
Fixed income securities:
Municipal	$2	$—	$—	$—	$—	$—	$—	$—	$2
Corporate - public	22	(1)	1	—	(7)	20	—	—	35
Corporate - privately placed	110	(1)	—	—	—	—	—	—	109
ABS and MBS	114	—	—	26	—	—	—	(1)	139
Total fixed income securities	248	(2)	1	26	(7)	20	—	(1)	285
Equity securities	407	14	—	—	—	4	(9)	—	416
Short-term investments	5	—	—	—	—	1	(4)	—	2
Other investments	1	—	—	—	—	—	—	—	1
Other assets	134	—	—	—	—	—	—	—	134
Assets held for sale	7	—	—	—	—	—	—	—	7
Total recurring Level 3 assets	802	12	1	26	(7)	25	(13)	(1)	845
Liabilities
Total recurring Level 3 liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Level 3 gains (losses) included in net income
	Three months ended March 31,
($ in millions)	2026	2025
Net investment income	$—	$13
Net gains (losses) on investments and derivatives	(1)	(1)
Operating costs and expenses	6	—
There were no transfers into Level 3 during the three months ended March 31, 2026. Transfers into Level 3 during the three months ended March 31, 2025 included situations where a quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.
Transfers out of Level 3 during the three months ended March 31, 2026 included situations where a rating that was not provided by third-party rating agencies in the prior period became available in the current period. Transfers out of Level 3 during the three months ended March 31, 2025 included situations where a broker quote was used in the prior period and a quote with market observable inputs became available from the Company’s independent third-party valuation service provider in the current period. Any gains or losses related to the change in
First Quarter 2026 Form 10-Q 25

Notes to Condensed Consolidated Financial Statements
valuation source for individual securities were not significant.

Valuation changes included in net income and OCI for Level 3 assets and liabilities still held
	Three months ended March 31,
($ in millions)	2026	2025
Assets
Fixed income securities:
Corporate - public	$—	$(1)
Total fixed income securities	—	(1)
Equity securities	(1)	15
Other assets	6	—
Total recurring Level 3 assets	$5	$14
Total included in net income	$5	$14

Components of net income
Net investment income	$—	$14
Net gains (losses) on investments and derivatives	(1)	—
Operating costs and expenses	6	—
Total included in net income	$5	$14

Assets
Corporate - public	$—	$1
Corporate - privately placed	1	—
Changes in unrealized net capital gains and losses reported in OCI	$1	$1

Financial instruments not carried at fair value
($ in millions)		March 31, 2026		December 31, 2025
Financial assets	Fair value level	Amortized cost, net (1)	Fair value	Amortized cost, net (1)	Fair value
Mortgage loans	Level 3	$868	$854	$879	$868
Bank loans	Level 3	520	528	473	487

Financial liabilities	Fair value level	Carrying value (1)	Fair value	Carrying value (1)	Fair value
Debt	Level 2	$7,491	$7,245	$7,490	$7,367
Liability for collateral	Level 2	2,074	2,074	1,934	1,934
(1)Represents the amounts reported on the Condensed Consolidated Statements of Financial Position.

Note 6	Derivative Financial Instruments
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
26 www.allstate.com

Notes to Condensed Consolidated Financial Statements

exposure. Forward contracts are primarily used to hedge foreign currency risk associated with holding foreign currency denominated investments and foreign operations.
As of March 31, 2026 and December 31, 2025, the Company has not designated any fair value, cash flow or net investment hedge accounting relationships. Non-hedge accounting is generally used for “portfolio” level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements to permit the application of hedge accounting. For non-hedge derivatives, net income includes changes in fair value and accrued periodic settlements, when applicable.
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
In connection with the sale of ALIC and certain affiliates in 2021, the sale agreement included a provision related to contingent consideration that is earned over a ten-year period commencing January 1, 2026. The contingent consideration is determined annually based on the average ten-year U.S. Treasury rate over the preceding three-year period compared to a designated rate. The contingent consideration meets the definition of a derivative and is accounted for on a fair value basis with periodic changes in fair value reflected in earnings. There are no collateral requirements related to the contingent consideration.

Summary of the volume and fair value positions of derivative instruments as of March 31, 2026
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	$37	n/a	$—	$—	$—
Options	Other investments	n/a	105	—	—	—
Futures	Other assets	n/a	25,803	3	3	—
Equity and index contracts
Futures	Other assets	n/a	993	7	7	—
Foreign currency contracts
Foreign currency forwards	Other investments	255	n/a	2	4	(2)
Contingent consideration	Other assets	225	n/a	128	128	—
Credit default contracts
Credit default swaps - selling protection	Other investments	300	n/a	5	5	—
Total asset derivatives		$817	26,901	$145	$147	$(2)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities and accrued expenses	$37	n/a	$(1)	$—	$(1)
Futures	Other liabilities and accrued expenses	n/a	3,394	(1)	—	(1)
Equity and index contracts
Futures	Other liabilities and accrued expenses	n/a	77	—	—	—
Foreign currency contracts
Foreign currency forwards	Other liabilities and accrued expenses	289	n/a	(1)	3	(4)
Total liability derivatives		326	3,471	(3)	$3	$(6)
Total derivatives		$1,143	30,372	$142
(1)    Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)
First Quarter 2026 Form 10-Q 27

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of December 31, 2025
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	$37	n/a	$—	$—	$—
Futures	Other assets	n/a	3,386	—	—	—
Equity and index contracts
Options	Other investments	n/a	12	—	—	—
Futures	Other assets	n/a	32	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	$503	n/a	(14)	2	(16)
Contingent consideration	Other assets	250	n/a	147	147	—
Credit default contracts
Credit default swaps - selling protection	Other investments	550	n/a	9	9	—
Total asset derivatives		$1,340	3,430	$142	$158	$(16)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities and accrued expenses	$37	n/a	$(1)	$—	$(1)
Futures	Other liabilities and accrued expenses	n/a	1,323	—	—	—
Equity and index contracts
Options	Other liabilities and accrued expenses	n/a	12	—	—	—
Futures	Other liabilities and accrued expenses	n/a	1,063	(2)	—	(2)
Foreign currency contracts
Foreign currency forwards	Other liabilities and accrued expenses	$45	n/a	(3)	—	(3)
Total liability derivatives		82	2,398	(6)	$—	$(6)
Total derivatives		$1,422	5,828	$136
(1)    Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
March 31, 2026
Asset derivatives	$7	$(5)	$—	$2	$(3)	$(1)
Liability derivatives	(7)	5	1	(1)	—	(1)

December 31, 2025
Asset derivatives	$2	$(16)	$15	$1	$—	$1
Liability derivatives	(20)	16	3	(1)	—	(1)
(1)All OTC derivatives are subject to enforceable MNAs.
28 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gains (losses) from valuation and settlements reported on derivatives
($ in millions)	Net gains (losses) on investments and derivatives	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended March 31, 2026
Interest rate contracts	$(13)	$—	$(13)
Equity and index contracts	—	(8)	(8)
Contingent consideration	—	6	6
Foreign currency contracts	10	—	10
Credit default contracts	(3)	—	(3)
Total	$(6)	$(2)	$(8)

Three months ended March 31, 2025
Interest rate contracts	$(1)	$—	$(1)
Equity and index contracts	—	(11)	(11)
Foreign currency contracts	(18)	—	(18)
Total	$(19)	$(11)	$(30)
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

OTC cash and securities collateral pledged
($ in millions)	March 31, 2026
Pledged by the Company	$1
Pledged to the Company (1)	3
(1) $1 million of collateral was posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability provision.
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

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	March 31, 2026				December 31, 2025
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	1	$271	$2	$—	1	$37	$—	$—
A+	2	30	—	—	—	—	—	—
Total	3	$301	$2	$—	1	$37	$—	$—
(1)Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.
(2)Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.

Exchange traded and cleared margin deposits
($ in millions)	March 31, 2026
Pledged by the Company	$91
Received by the Company	—
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
First Quarter 2026 Form 10-Q 29

Notes to Condensed Consolidated Financial Statements
or collateral credit-risk-contingent features that are in a liability position, as well as the fair value of assets and collateral that are netted against the liability in accordance with provisions within legally enforceable MNAs.

($ in millions)	March 31, 2026	December 31, 2025
Gross liability fair value of contracts containing credit-risk-contingent features	$6	$16
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(5)	(2)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(1)	(14)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$—
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

CDS notional amounts by credit rating and fair value of protection sold
($ in millions)	Notional amount
	AAA	AA	A	BBB	BB and lower	Total	Fair value
March 31, 2026
Index
Corporate debt	$—	$—	$—	$300	$—	$300	$5
Total	$—	$—	$—	$300	$—	$300	$5

December 31, 2025
Index
Corporate debt	$—	$—	$—	$550	$—	$550	$9
Total	$—	$—	$—	$550	$—	$550	$9
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

Note 7	Variable Interest Entities
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
Due to ongoing operating losses, the Company recorded a loss related to variable interests held in the Reciprocal Exchanges of $67 million in the first quarter of 2025.
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
30 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reciprocal Exchanges and general creditors have no recourse to the Company.

Assets and liabilities of Reciprocal Exchanges
($ in millions)	March 31, 2026	December 31, 2025
Assets
Fixed income securities	$3	$4
Short-term investments	59	68
Reinsurance recoverables, net	47	53
Total assets	$109	$125
Liabilities
Reserve for property and casualty insurance claims and claims expense	$138	$153
Other liabilities and expenses	184	186
Total liabilities	$322	$339

Note 8	Reserve for Property and Casualty Insurance Claims and Claims Expense
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
First Quarter 2026 Form 10-Q 31

Notes to Condensed Consolidated Financial Statements
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

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Three months ended March 31,
($ in millions)	2026	2025
Balance as of January 1	$41,079	$41,917
Less: recoverables (1)	8,012	8,602
Net balance as of January 1	33,067	33,315
Incurred claims and claims expense related to:
Current year	10,189	11,066
Prior years	(1,004)	(251)
Total incurred	9,185	10,815
Claims and claims expense paid related to:
Current year	(3,170)	(4,279)
Prior years	(5,710)	(5,755)
Total paid	(8,880)	(10,034)
Net balance as of March 31	33,372	34,096
Plus: recoverables	7,948	9,739
Balance as of March 31	$41,320	$43,835
(1)Recoverables comprises reinsurance and indemnification recoverables.
Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the period. This expense included losses from catastrophes of $1.24 billion and $2.20 billion in the three months ended March 31, 2026 and 2025, respectively, net of recoverables.
Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.

Prior year reserve reestimates included in claims and claims expense (1)
	Excluding catastrophe losses		Catastrophe losses (2)		Total
($ in millions)	2026	2025	2026	2025	2026	2025
Three months ended March 31,
Auto	$(838)	$(238)	$(2)	$(11)	$(840)	$(249)
Homeowners	(98)	(7)	(14)	(1)	(112)	(8)
Other personal lines	(54)	53	25	(7)	(29)	46
Commercial lines	(20)	(31)	3	3	(17)	(28)
Other business lines	(6)	(15)	—	—	(6)	(15)
Run-off Property-Liability	—	3	—	—	—	3
Total prior year reserve reestimates	$(1,016)	$(235)	$12	$(16)	$(1,004)	$(251)
(1)Reserve releases are shown in parentheses.
(2)2025 includes $66 million of estimated recoveries related to the Nationwide Reinsurance Program aggregate cover for losses occurring between April 1, 2024 and December 31, 2024.
Favorable auto severity, excluding catastrophes, emergence continued during the quarter, reflecting improved prior period loss development and better than expected claim outcomes. In the three months ended March 31, 2026, auto reserve releases included $675 million related to auto injury coverages and $163 million related to other auto coverages.
Approximately 70% of the auto injury reserve releases relate to accident years 2023 and 2024. Approximately 90% of other auto reserve releases relate to physical damage coverage from accident years 2024 and 2025, with 97% of estimated ultimate losses paid as of March 31, 2026.
For the three months ended March 31, 2026, the reserve releases from homeowners, other personal lines and commercial lines relate to better than expected severity developments in homeowners and consumer household property damage and injury coverages.
32 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 9	Reinsurance and Indemnification

Effects of reinsurance ceded and indemnification programs on property and casualty premiums earned and accident and health insurance premiums and contract charges
($ in millions)	Three months ended March 31,
	2026	2025
Property and casualty insurance premiums earned	$(605)	$(543)
Accident and health insurance premiums and contract charges (1)	(132)	(13)

Effects of reinsurance ceded and indemnification programs on property and casualty insurance claims and claims expense and accident, health and other policy benefits
($ in millions)	Three months ended March 31,
	2026	2025
Property and casualty insurance claims and claims expense (2)	$(267)	$(1,685)
Accident, health and other policy benefits (1)	(111)	(19)
(1)2026 includes business reinsured to Nationwide Life Insurance Company in connection with the group health sale in the third quarter of 2025.
(2)2025 includes ceded losses related to the Nationwide Reinsurance Program for the California wildfires.
Reinsurance and indemnification recoverables

Reinsurance and indemnification recoverables, net
($ in millions)	March 31, 2026	December 31, 2025
Property and casualty
Paid and due from reinsurers and indemnitors	$245	$267
Unpaid losses estimated (including IBNR)	7,948	8,012
Total property and casualty	$8,193	$8,279
Accident and health insurance	229	222
Total	$8,422	$8,501

Rollforward of credit loss allowance for reinsurance recoverables
($ in millions)	Three months ended March 31,
	2026	2025
Property and casualty (1) (2)
Beginning balance	$(54)	$(63)
Decrease (increase) in the provision for credit losses	(1)	—
Write-offs	—	—
Ending balance	$(55)	$(63)
(1)Primarily related to Run-off Property-Liability reinsurance ceded.
(2)Indemnification recoverables are considered collectible based on the industry pool and facility enabling legislation.

Note 10	Company Restructuring
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:
•Employee - severance and relocation benefits
•Exit - contract termination penalties and real estate costs primarily related to accelerated amortization of right-of-use assets and related leasehold improvements at facilities to be vacated
The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges and totaled $5 million and $16 million during the three months ended March 31, 2026 and 2025, respectively. The Company continues to identify ways to improve operating efficiency and reduce cost which may result in additional restructuring charges in the future.
First Quarter 2026 Form 10-Q 33

Notes to Condensed Consolidated Financial Statements

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2025	$20	$3	$23
Expense incurred	9	1	10
Adjustments to liability	(2)	(3)	(5)
Payments and non-cash charges	(10)	1	(9)
Restructuring liability as of March 31, 2026	$17	$2	$19
As of March 31, 2026, the cumulative amount incurred to date for active programs related to employee severance and relocation benefit expenses totaled $22 million.

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
The aggregate liability balance related to all guarantees was immaterial as of March 31, 2026.
Regulation and compliance
The Company is subject to extensive laws, regulations, administrative directives, and regulatory actions, primarily in its property-liability business, by individual U.S. states and Canadian provinces. From time to time, regulatory authorities or legislative bodies seek to influence and restrict premium rates, require premium refunds to policyholders, require reinstatement of terminated policies, prescribe rules or guidelines on how affiliates compete in the marketplace, restrict the ability of insurers to cancel or non-renew policies, require insurers to continue to write new policies or limit their ability to write new policies, limit insurers’ ability to change coverage terms or to impose underwriting standards, impose additional regulations regarding agency and broker compensation, regulate the nature of and amount of investments, impose fines and penalties for unintended errors or mistakes, impose additional regulations regarding cybersecurity and privacy, restrict the use of advanced technologies, non-traditional data sources, or large language models and otherwise expand overall regulation of insurance products and the insurance industry.
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
34 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
First Quarter 2026 Form 10-Q 35

Notes to Condensed Consolidated Financial Statements

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
Claims related proceedings The Company is subject to lawsuits in multiple states that raise challenges to the Company’s depreciation practices in homeowner property claims. In these lawsuits, plaintiffs generally allege that, when calculating actual cash value, the costs of “non-materials” such as labor, general contractor’s overhead and profit, and sales tax should not be subject to depreciation. The plaintiffs seek damages and declaratory relief.
The Company is subject to lawsuits in multiple states alleging that the Company underpays total loss vehicle physical damage claims on auto policies. The alleged systematic underpayments result from the following theories: (a) the third-party valuation tool used by the Company as part of a comprehensive adjustment process is allegedly flawed, biased, or contrary to applicable law; and/or (b) the Company allegedly does not pay sales tax, title fees, registration fees, and/or other specified fees or costs that are allegedly mandatory under policy language or state legal authority. The plaintiffs seek damages, equitable relief, attorneys’ fees and costs.
The Company is subject to lawsuits in the U.S. District Court for the District of Arizona that allege underpayment of uninsured/underinsured motorist claims, including Dorazio v. Allstate Fire and Casualty Insurance Company, filed December 2022. The plaintiffs allege that, where statute permits, they are entitled to combine separate uninsured/underinsured coverage limits of multiple vehicles into one higher coverage limit. The plaintiffs seek damages, punitive damages, and attorneys’ fees. The court has granted preliminary approval of a settlement in one of the cases, Loughran v. MIC General Insurance Corporation.
In January 2026, the Company satisfied the judgment in Simon v. Holguin (Pierce County Superior Court, Wash., filed September 8, 2020), in which the Company defended its insured in a bodily injury lawsuit arising from an automobile accident. On October 21, 2022, a jury returned a verdict against the insured. The Company, on behalf of its insured, appealed the verdict to the Washington Court of Appeals, Division II, which affirmed the judgment on June 16, 2025. On September 19, 2025, the Company filed a petition for review with the Washington Supreme Court. On January 7, 2026, the Supreme Court denied the Company’s request to appeal the ruling of the Court of Appeals.
Other proceedings The Company is subject to lawsuits in the U.S. District Court for the Eastern District of California, including Holland Hewitt v. Allstate Life Insurance Company, filed May 2020 related to the alleged failure by former life insurance subsidiaries to comply with certain California statutes which address contractual grace periods and lapse notice requirements for certain life insurance policies. The plaintiffs seek damages and injunctive relief.
The Company is subject to a lawsuit brought by the Department of Justice in the U.S. District Court for the Western District of Pennsylvania, United States v. National General Holdings Corp., et al., filed July 2024, which alleges that certain services that National General provided as a vendor to a large national bank for its collateral protection insurance program violated the Financial Institutions, Reform, Recovery, and Enforcement Act of 1989 (the “Act”). The suit seeks civil monetary penalties available under the Act.
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
36 www.allstate.com

Notes to Condensed Consolidated Financial Statements

that Allstate owes them business expenses incurred in their operation of Allstate Exclusive Agencies under the California Labor Code because they were misclassified as independent contractors. The Company continues to defend the litigation and oppose plaintiffs’ allegations.
The Company is defending lawsuits in New York relating to the non-payment of trust preferred securities (“TruPS”), Alesco Preferred Funding VIII, Ltd., et al. v. ACP Re, Ltd., et al. and Preferred Term Securities XXV, Ltd., et al. v ACP Re, Ltd., et al. Plaintiffs
are the holders of TruPS that were issued by companies subsequently acquired by a former National General affiliate. Plaintiffs filed this lawsuit against National General and several other defendants, alleging that they are successors to the TruPS issuers and are responsible for repayment of the principal and interest owed under the TruPS. Plaintiffs assert claims of breach of contract, tortious interference with contract and fraud against all defendants. The Company denies all allegations and continues to defend plaintiffs’ claims.

Note 12	Benefit Plans

Components of net cost (benefit) for pension and other postretirement plans
	Three months ended March 31,
($ in millions)	2026	2025
Pension benefits
Service cost	$30	$25
Interest cost	58	60
Expected return on plan assets	(82)	(78)
Costs and expenses	6	7
Remeasurement of projected benefit obligation	(82)	53
Remeasurement of plan assets	103	23
Remeasurement (gains) losses	21	76
Pension net cost	$27	$83

Postretirement benefits
Service cost	$—	$—
Interest cost	2	2
Amortization of prior service credit	(1)	—
Costs and expenses	1	2
Remeasurement of benefit obligation	(2)	2
Remeasurement (gains) losses	(2)	2
Postretirement net (benefit) cost	$(1)	$4

Pension and postretirement benefits
Costs and expenses	$7	$9
Remeasurement (gains) losses	19	78
Total net cost	$26	$87
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

Pension and postretirement benefits remeasurement gains and losses
	Three months ended March 31,
($ in millions)	2026	2025
Remeasurement of benefit obligation (gains) losses:
Discount rate	$(73)	$59
Other assumptions	(11)	(4)
Remeasurement of plan assets (gains) losses	103	23
Remeasurement (gains) losses	$19	$78

First Quarter 2026 Form 10-Q 37

Notes to Condensed Consolidated Financial Statements

Remeasurement losses of $19 million for the first quarter of 2026 are primarily related to unfavorable asset performance compared to the expected return on plan assets, partially offset by an increase in the liability discount rate that reduced the pension and postretirement benefit obligations.
For the first quarter of 2026, the actual return on plan assets was lower than the expected return due to lower fixed income valuations driven by higher interest rates and wider credit spreads and lower public equity valuations. The weighted average discount rate used to measure the pension benefit obligation increased to 5.73% on March 31, 2026 compared to 5.52% on December 31, 2025 resulting in gains for the first quarter of 2026.

Note 13	Supplemental Cash Flow Information
Non-cash investing activities include $14 million and $15 million related to mergers and exchanges completed with equity securities, bank loans, and limited partnerships for the three months ended March 31, 2026 and 2025, respectively. Non-cash investing activities include $3 million related to warrants received as consideration for management services that were exercised, resulting in an increase in equity method investments for the three months ended March 31, 2026.
Non-cash financing activities include $34 million and $24 million related to the issuance of Allstate common shares for vested equity awards for the three months ended March 31, 2026 and 2025, respectively.
Cash flows used in operating activities in the Condensed Consolidated Statements of Cash Flows include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $23 million and $27 million for the three months ended March 31, 2026 and 2025, respectively. Non-cash operating activities include $3 million and $13 million related to right-of-use assets obtained in exchange for lease obligations for the three months ended March 31, 2026 and 2025, respectively.
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

($ in millions)	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net change in proceeds managed
Net change in fixed income securities	$(468)	$(210)
Net change in short-term investments	328	114
Operating cash flow (used)	$(140)	$(96)

Net change in liabilities
Liabilities for collateral, beginning of period	$(1,934)	$(2,041)
Liabilities for collateral, end of period	(2,074)	(2,137)
Operating cash flow provided	$140	$96

Note 14	Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended March 31,
	2026			2025
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(661)	$145	$(516)	$389	$(85)	$304
Less: reclassification adjustment of realized capital gains and losses	3	(1)	2	(147)	31	(116)
Unrealized net capital gains and losses	(664)	146	(518)	536	(116)	420
Unrealized foreign currency translation adjustments	(35)	7	(28)	(57)	12	(45)
Unamortized pension and other postretirement prior service credit (1)	(1)	—	(1)	—	—	—
Discount rate for reserve for future policy benefits	—	—	—	6	(1)	5
Other comprehensive (loss) income	$(700)	$153	$(547)	$485	$(105)	$380
(1)    Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.
38 www.allstate.com

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Allstate Corporation
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of March 31, 2026, the related condensed consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of the Company as of December 31, 2025, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.
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
April 29, 2026
First Quarter 2026 Form 10-Q 39

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of The Allstate Corporation (referred to in this document as “we,” “our,” “us,” the “Company” or “Allstate”). It should be read in conjunction with the condensed consolidated financial statements and related notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of The Allstate Corporation annual report on Form 10-K for 2025.
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
Underwriting income (loss) is calculated as premiums earned and other revenue, less claims and claims expense (“losses”), amortization of deferred policy acquisition costs (“DAC”), operating costs and expenses, amortization or impairment of purchased intangibles and restructuring and related charges, as determined using GAAP.
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
Macroeconomic impacts
Macroeconomic factors have and may continue to impact the results of our operations, financial condition and liquidity, such as U.S. government fiscal and monetary policies, major combat operations in Iran, the Russia/Ukraine conflict, supply chain disruptions, volatility in global energy markets and labor shortages. Increased oil prices may contribute to higher transportation, manufacturing and repair costs. If sustained, these conditions may change claims frequency in auto coverages and may increase severity in auto and homeowners coverages and place additional pressure on operating costs and consumer affordability. We continue to monitor these conditions and reflect our current expectations in pricing and reserving; however, uncertainty remains regarding the extent and duration of these impacts.
Tariffs The U.S. implemented and continues to modify tariff measures and pursue additional trade actions, contributing to uncertainty in global trade policy, inflation and supply chains. These costs are embedded within overall claims severity and are influenced by energy and commodity input costs, supply chain conditions, labor availability and broader economic trends. We evaluate scenarios to understand the potential impact of tariffs on our businesses and incorporate estimates of the impact into our development of reserves for claims. The evolving and uncertain global trade environment makes it difficult to predict the full effect on our business, and it may take time for the impact of inflation to become evident. Adverse effects could include:
•Higher new and used vehicle pricing and replacement parts, increasing claims costs in Allstate Protection and Dealer Services
•Increases in building material costs, driving increases in homeowners claim costs
•Lack of availability of replacement parts from disruption in global trade broadly impacting all businesses
•Fewer auto new issued applications due to lower new and used vehicle sales
•Reduced demand in Dealer Services due to lower new vehicle sales
•Lower premiums written from reduced U.S. retail sales in Protection Plans
•Higher claims costs at Protection Plans
•Increased bad debt expense and credit allowance exposure as consumer financial conditions deteriorate
•Unfavorable impacts on investment valuations, liquidity and returns due to volatility in broader financial markets, interest rates and energy prices
This is not inclusive of all potential impacts and should not be treated as such.
Corporate strategy
Our strategy has two components: increase personal property-liability market share and expand protection offerings by leveraging the Allstate brand, customer base and capabilities.
Transformative Growth is a comprehensive plan to improve Allstate’s competitive position by providing affordable, simple and connected protection through multiple distribution methods. The ultimate objective is to enhance customer value to drive growth in all businesses.
40 www.allstate.com

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

Financial Highlights
($ in millions)

Consolidated net income applicable to common shareholders increased $1.86 billion to $2.43 billion in the first quarter of 2026 compared to the first quarter of 2025, primarily due to higher underwriting income.
Total revenue increased 3.0% to $16.94 billion in the first quarter of 2026 compared to the first quarter of 2025, primarily due to higher auto and homeowners insurance policies in force and to a lesser extent homeowners premium rate increases.
Net investment income increased $84 million to $938 million in the first quarter of 2026, primarily due to higher market-based investment results.
Financial highlights
Investments totaled $85.16 billion as of March 31, 2026, increasing from $83.24 billion as of December 31, 2025.
Allstate shareholders’ equity was $31.61 billion as of March 31, 2026, increasing from $30.61 billion as of December 31, 2025, primarily due to net income, partially offset by common share repurchases, unrealized net capital losses and dividends to shareholders.
Book value per diluted common share (ratio of Allstate common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $113.52 as of March 31, 2026, an increase of 52.2% from $74.61 as of March 31, 2025, and an increase of 4.7% from $108.45 as of December 31, 2025.
Return on average Allstate common shareholders’ equity for the twelve months ended March 31, 2026, was 48.4%, an increase of 27.0 points from 21.4% for the twelve months ended March 31, 2025. The increase was primarily due to higher net income applicable to common shareholders for the trailing twelve-month period ending March 31, 2026.
First Quarter 2026 Form 10-Q 41

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

42 www.allstate.com

Property-Liability Operations

Underwriting results
	Three months ended March 31,
($ in millions, except ratios)	2026	2025
Premiums written	$14,625	$14,297

Premiums earned	$14,802	$14,027
Other revenue	544	488
Claims and claims expense	(8,992)	(10,660)
Amortization of DAC	(1,821)	(1,732)
Other costs and expenses	(1,835)	(1,701)
Restructuring and related charges	(1)	(16)
Amortization of purchased intangibles	(39)	(46)
Underwriting income	$2,658	$360

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$1,228	$2,218
Catastrophe reserve reestimates (1)	12	(16)
Total catastrophe losses	$1,240	$2,202

Prior year reserve reestimates, excluding catastrophes (1)	$(1,016)	$(235)
Prior year reserve reestimates (1)	(1,004)	(251)

GAAP operating ratios
Loss ratio	60.7	76.0
Expense ratio (2)	21.3	21.4
Combined ratio	82.0	97.4
Effect of catastrophe losses on combined ratio	8.4	15.7
Effect of prior year reserve reestimates on combined ratio	(6.8)	(1.8)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	0.1	(0.1)
Effect of restructuring and related charges on combined ratio	—	0.1
Effect of amortization of purchased intangibles on combined ratio	0.2	0.3
Effect of Run-off Property-Liability business on combined ratio	—	—
(1)Reserve releases are shown in parentheses.
(2)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
First Quarter 2026 Form 10-Q 43

Segment Results Allstate Protection
Allstate Protection Segment

Underwriting results
	Three months ended March 31,
($ in millions)	2026	2025
Premiums written	$14,625	$14,297

Premiums earned	$14,802	$14,027
Other revenue	544	488
Claims and claims expense	(8,992)	(10,657)
Amortization of DAC	(1,821)	(1,732)
Other costs and expenses	(1,834)	(1,700)
Restructuring and related charges	(1)	(16)
Amortization of purchased intangibles	(39)	(46)
Underwriting income	$2,659	$364

Catastrophe losses	$1,240	$2,202
Underwriting income increased $2.30 billion in the first quarter of 2026 compared to the first quarter of 2025, due to lower catastrophe losses, the benefit of prior year reserve releases and increased premiums earned, partially offset by higher expenses.

Underwriting income (loss)
	Three months ended March 31,
($ in millions)	2026	2025
Auto	$1,729	$816
Homeowners	685	(451)
Other personal lines (1)	157	(65)
Commercial lines	21	16
Other business lines (2)	64	41
Answer Financial	3	7
Total	$2,659	$364
(1)Includes renters, condominium, landlord, boat, umbrella, manufactured home, scheduled personal property, auto assigned risk and valuable item protection products.
(2)Other business lines represents commissions earned from brokered property and casualty and life and annuity products, and lender-placed products.

Change in underwriting results from prior year period - three months ended
($ in millions)

44 www.allstate.com

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

Premiums written
	Three months ended March 31,
($ in millions)	2026	2025
Auto	$9,850	$9,848
Homeowners	3,741	3,453
Other personal lines	768	729
Commercial lines	112	94
Other business lines	154	173
Total premiums written	$14,625	$14,297

Premiums earned
	Three months ended March 31,
($ in millions)	2026	2025
Auto	$9,547	$9,347
Homeowners	4,164	3,657
Other personal lines	820	741
Commercial lines	101	113
Other business lines	170	169
Total premiums earned	$14,802	$14,027

Policies in force
	As of March 31,
(In thousands)	2026	2025
Auto	25,758	25,100
Homeowners	7,739	7,549
Other personal lines	4,902	4,874
Commercial lines	177	189
Total	38,576	37,712
Auto insurance premiums written increased $2 million in the first quarter of 2026 compared to the first quarter of 2025, primarily due to the following factors:
•Increased new issued applications in all channels
•PIF increased 2.6% or 658 thousand to 25,758 thousand as of March 31, 2026 compared to March 31, 2025
•Lower Allstate brand average premiums resulting from a shift in product mix towards affordable, simple and connected protection
•We will pursue rate adjustments in states where we are achieving acceptable returns, while implementing rates where needed to keep pace with increasing costs

Auto premium measures and statistics
	Three months ended March 31,
	2026	2025	Change
New issued applications (in thousands)
Allstate Protection by channel
Exclusive agency	807	748	7.9%
Independent agency	742	686	8.2
Direct	848	757	12.0
Total new issued applications	2,397	2,191	9.4%

Allstate brand average premium	$832	$853	(2.5)%
Homeowners insurance premiums written increased 8.3% or $288 million in the first quarter of 2026 compared to the first quarter of 2025, primarily due to the following factors:
•Higher Allstate brand average premiums resulting from rate increases and inflation in insured home replacement costs, combined with growth in policies in force
First Quarter 2026 Form 10-Q 45

Segment Results Allstate Protection
•In the three months ended March 31, 2026, rate increases of 7.2% were implemented resulting in a total estimated insurance premium impact of 1.4%, excluding the impact of changes in insured home replacement costs
•PIF increased 2.5% or 190 thousand to 7,739 thousand as of March 31, 2026 compared to March 31, 2025, primarily in the direct and exclusive agency channels, partially offset in the independent agency channel
•Increased new issued applications in direct and exclusive agency channels
In Florida, we are not writing new homeowners business and are substantially complete with the non-renewal of certain policies.
We may not be able to grow in certain states without regulatory or legislative reforms that enable customers to be provided coverage at appropriate risk adjusted returns.

Homeowners premium measures and statistics
	Three months ended March 31,
	2026	2025	Change
New issued applications (in thousands)
Allstate Protection by channel
Exclusive agency	241	232	3.9%
Independent agency	36	47	(23.4)
Direct	81	41	97.6
Total new issued applications	358	320	11.9%

Allstate brand average premium	$2,360	$2,210	6.8%
Other personal lines premiums written increased 5.3% or $39 million in the first quarter of 2026 compared to the first quarter of 2025, primarily due to increases in landlords and personal umbrella policies, partially offset by a decrease in auto assigned risk policies purchased from other carriers. We are not writing new condominium business in Florida, and we are non-renewing certain policies in Florida.
Commercial lines premiums written increased 19.1% or $18 million in the first quarter of 2026 compared to the first quarter of 2025, primarily due to an increase in new issued applications and higher average premiums from current offerings. We offer comprehensive commercial products, including brokered solutions, to customers through our exclusive agency, independent agency and direct channels.
Other business lines premiums written decreased 11.0% or $19 million in the first quarter of 2026 compared to the first quarter of 2025, due to lower lender-placed auto premiums.
GAAP operating ratios include loss ratio, expense ratio and combined ratio to analyze our profitability trends. Frequency and severity changes are used to describe the trends in loss costs.

Combined ratios
	Loss ratio		Expense ratio (2)		Combined ratio
	2026	2025	2026	2025	2026	2025
Three months ended March 31,
Auto	60.6	69.3	21.3	22.0	81.9	91.3
Homeowners	61.5	91.8	22.0	20.5	83.5	112.3
Other personal lines (1)	63.9	91.2	17.0	17.6	80.9	108.8
Commercial lines	56.4	58.4	22.8	27.4	79.2	85.8
Other business lines	35.9	49.7	26.5	26.0	62.4	75.7

Total	60.7	76.0	21.3	21.4	82.0	97.4
Impact of amortization of purchased intangibles			0.2	0.3	0.2	0.3
Impact of restructuring and related charges			—	0.1	—	0.1
(1)Expense ratio includes other revenue of $44 million for the three months ended March 31, 2026 and March 31, 2025, for fees on auto assigned risk policies.
(2)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
46 www.allstate.com

Allstate Protection Segment Results

Loss ratios
	Loss ratio		Effect of catastrophe losses (1) (2)		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2026	2025	2026	2025	2026	2025	2026	2025
Three months ended March 31,
Auto	60.6	69.3	0.9	2.2	(8.8)	(2.6)	—	(0.1)
Homeowners	61.5	91.8	25.1	49.9	(2.7)	(0.2)	(0.4)	—
Other personal lines	63.9	91.2	11.1	16.7	(3.5)	6.2	3.1	(1.0)
Commercial lines	56.4	58.4	—	2.7	(16.8)	(24.8)	3.0	2.7
Other business lines	35.9	49.7	7.7	24.3	(3.5)	(8.9)	—	—
Total	60.7	76.0	8.4	15.7	(6.8)	(1.8)	0.1	(0.1)
(1)The ten-year average effect of first quarter catastrophe losses on the total combined ratio was 8.4 points.
(2)The ten-year average effect of first quarter homeowners catastrophe losses on the total homeowners combined ratio was 28.3 points.
Auto loss ratio decreased 8.7 points in the first quarter of 2026, compared to the same period of 2025, driven by the benefit of prior year reserve releases, excluding catastrophes, and increased earned premiums. Estimated report year 2026 incurred claim severity for Allstate brand increased compared to report year 2025 for major coverages due to higher repair costs, mix of total loss frequency, medical inflation and attorney representation.
Homeowners loss ratio decreased 30.3 points in the first quarter of 2026 compared to the first quarter of 2025, primarily due to lower catastrophe losses and increased premiums earned. Gross claim frequency, excluding catastrophes, decreased in the first quarter of 2026 compared to the same period of 2025 while paid claim severity, excluding catastrophes, increased primarily due to fire perils. Homeowners paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Other personal lines loss ratio decreased 27.3 points in the first quarter of 2026 compared to the same period of 2025, primarily due to the benefit of prior year reserve releases, excluding catastrophes, lower catastrophe losses and increased premiums earned.
Commercial lines loss ratio decreased 2.0 points in the first quarter of 2026, compared to the same period of 2025, primarily due to lower losses, partially offset by a decrease in premiums earned.
Other business lines loss ratio decreased 13.8 points in the first quarter of 2026, compared to the same period of 2025, primarily due to lower catastrophe losses.
Catastrophe losses decreased $962 million to $1.24 billion in the first quarter of 2026 compared to the first quarter of 2025. Results in the first quarter of 2025 included $1.07 billion of losses related to the California wildfire events.
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
First Quarter 2026 Form 10-Q 47

Segment Results Allstate Protection

Catastrophe losses by the type of event
	Three months ended March 31,
($ in millions)	Number of events	2026	Number of events	2025
Wind/hail	22	$994	14	$1,209
Wildfires	—	—	2	1,066
Freeze/other events	2	234	—	—
Prior year reserve reestimates (1)		8		50
Prior year aggregate reinsurance recoveries		4		(66)
Current year aggregate reinsurance recoveries		—		(57)
Total catastrophe losses	24	$1,240	16	$2,202	(2)
(1)Includes reinsurance recoveries.
(2)Gross losses before reinsurance recoverables and reinstatement premiums were $3.33 billion.
Catastrophe reinsurance The catastrophe reinsurance program is part of our catastrophe management strategy, which is intended to provide shareholders with long-term returns on the risks assumed in our property business, reduce earnings volatility, and provide protection to our customers. The current catastrophe reinsurance program supports our risk and return framework which incorporates robust economic capital modeling and is informed by catastrophe risk models including hurricanes, earthquakes and wildfires. As of December 31, 2025, the modeled 1-in-100 annual aggregate probable maximum loss for hurricane, earthquake and wildfire perils was approximately $3.1 billion, net of reinsurance. We continually review our aggregate risk appetite and the cost and availability of reinsurance to optimize the risk and return profile of this exposure.
Similar to our 2025 program, our 2026 program includes coverage for losses to personal lines property, personal lines automobile, commercial lines property or commercial lines automobile arising out of multiple perils, in addition to hurricanes, earthquakes and wildfires.
The total cost of our property catastrophe reinsurance programs, excluding reinstatement premiums, during the first quarter of 2026 was $308 million, compared to $257 million in the first quarter of 2025. Catastrophe placement premiums reduce net written and earned premium with approximately 83% of the reduction related to homeowners premium.

Current Reinsurance Programs

Nationwide Excess Catastrophe Reinsurance Program (1)	Reinsures multi-line catastrophes in every state except Florida, where coverage is only provided for personal lines automobile unless otherwise stated
Canada Catastrophe Excess of Loss Reinsurance Contract (1)	Reinsures personal lines property and automobile physical damage catastrophe losses in the Canadian provinces of Ontario, Quebec, Alberta, New Brunswick, and Nova Scotia
State-specific Earthquake-related Catastrophe Reinsurance (1)
Kentucky contract reinsures personal lines property losses in the state caused by earthquakes and fire-following earthquakes

Excess & Surplus (E&S) contract reinsures shake damage resulting from the earthquake peril for personal lines property policies underwritten by North Light, our E&S lines carrier, in California

Florida Excess Catastrophe Reinsurance Program (2)	Reinsures Castle Key Insurance Company (“CKIC”), Castle Key Indemnity Company (“CKI”) and affiliated companies personal lines property excess catastrophe losses in Florida
National General Lender Services Standalone Program (2)	Reinsures the National General Lender Services portfolio, which includes property and automobile products
National General Flood Excess of Loss Reinsurance Contract (2)	Reinsures the National General Flood portfolio, which includes business classified as Private Flood Insurance policies providing stand-alone flood coverage
(1)Programs or contracts updated in the first quarter of 2026.
(2)Updates to programs or contracts will be completed in the second quarter of 2026.
The Nationwide Excess Catastrophe Reinsurance Program (the “Nationwide Program”) reinsures personal lines property and automobile losses arising out of multiple perils including, but not limited to, hurricane, windstorm, hail, tornado, earthquake, fires following earthquakes and wildfires in all states, excluding personal lines property in the state of Florida. It includes coverage for commercial lines property and automobile (physical damage only) in all states, excluding commercial lines property in the state of Florida. The Nationwide Program includes coverage on both a per occurrence and aggregate basis through reinsurance agreements placed with traditional reinsurers and in the Insurance-Linked Securities (“ILS”) markets utilizing catastrophe bonds.
Nationwide Per Occurrence provides per occurrence coverage for events up to $11.50 billion of loss less a $1.00 billion retention and is subject to the
48 www.allstate.com

Allstate Protection Segment Results
percentage of reinsurance placed in each of its agreements. Eligible losses inure to the benefit of the Aggregate covers.
•Contracts between $1.00 billion and $4.75 billion:
–Provide $3.75 billion of multi-year coverage with traditional reinsurers subject to a $1.00 billion retention with one automatic reinstatement of limits requiring additional premium due.
•Contracts between $4.75 billion and $6.75 billion:
–Provide $1.05 billion of coverage placed with traditional reinsurers, with one automatic reinstatement of limits with additional premium due
–$950 million of catastrophe bond coverage capacity that is not eligible for reinstatement of limits
•Contracts between $6.75 billion and $11.50 billion:
–Provide $4.75 billion of coverage with $2.50 billion placed with traditional reinsurers with no reinstatement of limits and $2.25 billion placed as catastrophe bonds that are not eligible for reinstatement of limits
Nationwide Aggregate Contract is a contract placed in the ILS market and provides $150 million of placed limits for total losses between $4.78 billion and $5.28 billion, applicable to multi-peril losses above $50 million per event, excluding Florida.
Aggregate Excess Catastrophe Reinsurance Contract is placed in the traditional market and provides $1.00 billion of placed limits in excess of an $8.50 billion retention for U.S. property and auto lines catastrophe events, including the state of Florida.
Canada Catastrophe Excess of Loss Reinsurance Contract is placed in the traditional market and provides CAD 577 million of placed limits, subject to a CAD 100 million retention, with one reinstatement of limits.
Kentucky Earthquake Excess Catastrophe Reinsurance Contract is a three-year term contract placed in the traditional market and provides $28 million of placed limits, subject to a $2 million retention with one reinstatement of limits.
Prior year reserve reestimates Reserve reestimates, including catastrophes, decreased reserves by $1.00 billion in the first quarter of 2026.
Favorable auto severity, excluding catastrophes, emergence continued during the quarter, reflecting improved prior period loss development and better than expected claim outcomes. In the three months ended March 31, 2026, auto reserve releases included $675 million related to auto injury coverages and $163 million of other auto coverages.
Approximately 70% of the auto injury reserve releases relate to accident years 2023 and 2024. Approximately 90% of other auto reserve releases relate to physical damage coverage from accident years 2024 and 2025, with 97% of estimated ultimate losses paid as of March 31, 2026.
For the three months ended March 31, 2026, the reserve releases from homeowners, other personal lines and commercial lines relate to better than expected severity developments in homeowners and consumer household property damage and injury coverages.
For a more detailed discussion on reinsurance and reserve reestimates, see Note 8 of the condensed consolidated financial statements.

Prior year reserve reestimates
	Three months ended March 31,
	Prior year reserve reestimates (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2026	2025	2026	2025
Auto	$(840)	$(249)	(5.7)	(1.8)
Homeowners	(112)	(8)	(0.8)	(0.1)
Other personal lines	(29)	46	(0.2)	0.4
Commercial lines	(17)	(28)	(0.1)	(0.2)
Other business lines	(6)	(15)	—	(0.1)
Total Allstate Protection	$(1,004)	$(254)	(6.8)	(1.8)
(1)Reserve releases are shown in parentheses.
(2)Ratios are calculated using Allstate Protection premiums earned.
First Quarter 2026 Form 10-Q 49

Segment Results Allstate Protection
Expense ratio decreased 0.1 point in the first quarter of 2026, compared to the first quarter of 2025.

Impact of specific costs and expenses on the expense ratio
	Three months ended March 31,
($ in millions, except ratios)	2026	2025	Change
Amortization of DAC	$1,821	$1,732	$89
Advertising expense	544	523	21
Other costs and expenses, net of other revenue	746	689	57
Amortization of purchased intangibles	39	46	(7)
Restructuring and related charges	1	16	(15)
Total underwriting expenses	$3,151	$3,006	$145

Premiums earned	$14,802	$14,027	$775

Expense ratio
Amortization of DAC	12.3	12.4	(0.1)
Advertising expense	3.7	3.7	—
Other costs and expenses, net of other revenue	5.1	4.9	0.2
Subtotal	21.1	21.0	0.1
Amortization of purchased intangibles	0.2	0.3	(0.1)
Restructuring and related charges	—	0.1	(0.1)
Total expense ratio	21.3	21.4	(0.1)
50 www.allstate.com

Run-off Property-Liability Segment Results
Run-off Property-Liability Segment

Underwriting results
($ in millions)	Three months ended March 31,
	2026	2025
Claims and claims expense	$—	$(3)
Operating costs and expenses	(1)	(1)
Underwriting loss	$(1)	$(4)

Reserves for asbestos, environmental and other run-off claims before and after the effects of reinsurance
($ in millions)	March 31, 2026	December 31, 2025
Asbestos claims
Gross reserves	$1,078	$1,098
Reinsurance	(320)	(329)
Net reserves	758	769
Environmental claims
Gross reserves	299	302
Reinsurance	(54)	(55)
Net reserves	245	247
Other run-off claims
Gross reserves	447	452
Reinsurance	(37)	(36)
Net reserves	410	416
Total
Gross reserves	1,824	1,852
Reinsurance	(411)	(420)
Net reserves	$1,413	$1,432

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	March 31, 2026	December 31, 2025
Direct excess commercial insurance
Gross reserves	$1,042	$1,063
Reinsurance	(333)	(341)
Net reserves	709	722
Assumed reinsurance coverage
Gross reserves	580	584
Reinsurance	(54)	(54)
Net reserves	526	530
Direct primary commercial insurance
Gross reserves	96	98
Reinsurance	(23)	(24)
Net reserves	73	74
Unallocated loss adjustment expenses
Gross reserves	106	107
Reinsurance	(1)	(1)
Net reserves	105	106
Total
Gross reserves	1,824	1,852
Reinsurance	(411)	(420)
Net reserves	$1,413	$1,432
First Quarter 2026 Form 10-Q 51

Segment Results Run-off Property-Liability

Percentage of gross and ceded reserves by case and incurred but not reported (“IBNR”)
	March 31, 2026		December 31, 2025
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	56%	44%	57%	43%
Ceded (2)	66	34	66	34
Assumed reinsurance coverage
Gross reserves	34	66	32	68
Ceded	40	60	44	56
Direct primary commercial insurance
Gross reserves	39	61	38	62
Ceded	74	26	72	28
(1)Approximately 65% and 66% of gross case reserves as of March 31, 2026 and December 31, 2025, respectively, are subject to settlement agreements that define and limit our obligations.
(2)Approximately 72% and 73% of ceded case reserves as of March 31, 2026 and December 31, 2025, respectively, are subject to settlement agreements that define and limit our obligations.

Gross payments from case reserves by type of exposure
($ in millions)	Three months ended March 31,
	2026	2025
Direct excess commercial insurance
Gross (1)	$22	$26
Ceded (2)	(9)	(11)
Assumed reinsurance coverage
Gross	4	6
Ceded	—	—
Direct primary commercial insurance
Gross	1	1
Ceded	(1)	—
(1)In the first quarter of 2026 and 2025, 89% and 90% of payments related to settlement agreements, respectively.
(2)In the first quarter of 2026 and 2025, 94% and 93% of payments related to settlement agreements, respectively.
Total net reserves as of March 31, 2026, included $746 million or 53% of estimated IBNR reserves compared to $761 million or 53% of estimated IBNR reserves as of December 31, 2025.
Total gross payments were $27 million for the first quarter of 2026 compared to $33 million for the first quarter of 2025. Payments primarily related to settlement agreements reached with several insureds on large claims, mainly asbestos-related losses, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds. Reinsurance collections were $13 million for the first quarter of 2026 compared to $6 million for the first quarter of 2025.
52 www.allstate.com

Protection Services Segment Results
Protection Services Segment

Summarized financial information
($ in millions)	Three months ended March 31,
	2026	2025
Premiums written	$727	$657

Revenues
Premiums	$751	$671
Other revenue	117	128
Intersegment insurance premiums and service fees (1)	31	37
Net investment income	23	24

Costs and expenses
Claims and claims expense	(199)	(161)
Amortization of DAC	(348)	(318)
Operating costs and expenses	(309)	(309)
Restructuring and related charges	(4)	—

Income tax expense on operations	(15)	(17)

Less: noncontrolling interest	—	—

Adjusted net income	$47	$55

Protection Plans	$41	$45
Roadside	12	11
Dealer Services	5	4
Identity Protection	1	1
Arity	(12)	(6)
Adjusted net income	$47	$55

Policies in force
Protection Plans	165,210	161,503
Roadside	1,379	867
Dealer Services	3,628	3,690
Identity Protection	2,752	2,648
Policies in force as of March 31 (in thousands)	172,969	168,708
(1)Primarily related to Arity and Roadside and are eliminated in our condensed consolidated financial statements.
Premiums written increased 10.7% or $70 million in the first quarter of 2026 compared to the first quarter of 2025, primarily due to continued growth at Protection Plans.
Adjusted net income decreased 14.5% or $8 million in the first quarter of 2026 compared to the first quarter of 2025, primarily due to restructuring charges at Arity and higher claim costs at Protection Plans.
PIF increased 2.5% or 4 million as of March 31, 2026 compared to March 31, 2025 due to growth at Protection Plans.
Other revenue decreased 8.6% or $11 million in the first quarter of 2026 compared to the first quarter of 2025, primarily due to lower lead generation revenue at Arity.
Intersegment premiums and service fees decreased 16.2% or $6 million in the first quarter of
2026 compared to the first quarter of 2025, primarily driven by Arity and Roadside.
Claims and claims expense increased 23.6% or $38 million in the first quarter of 2026 compared to the first quarter of 2025, primarily driven by increased loss costs at Protection Plans.
Amortization of DAC increased 9.4% or $30 million in the first quarter of 2026 compared to the first quarter of 2025, driven by growth at Protection Plans.
Operating costs and expenses remained stable in the first quarter of 2026 compared to the first quarter of 2025.
First Quarter 2026 Form 10-Q 53

Investments
Investments

Portfolio composition and strategy (1)
	March 31, 2026
($ in millions)	Property-Liability	Protection Services	Corporate and all other	Total
Fixed income securities (2)	$49,621	$1,767	$7,672	$59,060
Equity securities (3)	8,631	415	1,385	10,431
Mortgage loans, net	868	—	—	868
Limited partnership interests	8,940	—	6	8,946
Short-term investments (4)	4,150	229	326	4,705
Other investments, net	1,150	—	—	1,150
Total	$73,360	$2,411	$9,389	$85,160
Percent to total	86.1%	2.9%	11.0%	100.0%

Market-based	$63,533	$2,370	$9,346	$75,249
Performance-based	9,827	41	43	9,911
Total	$73,360	$2,411	$9,389	$85,160
(1)    Balances reflect the elimination of related-party investments between segments.
(2)    Fixed income securities are carried at fair value. Amortized cost, net for these securities was $49.88 billion, $1.77 billion, $7.69 billion and $59.34 billion for Allstate Protection and Run-off Property-Liability, Protection Services, Corporate and all other, and in total, respectively.
(3)    Equity securities are carried at fair value. The fair value of equity securities held as of March 31, 2026, was $77 million in excess of cost. Equity securities include $2.21 billion of funds with underlying investments in fixed income and short-term securities as of March 31, 2026.
(4)    Short-term investments are carried at fair value.
Investments totaled $85.16 billion as of March 31, 2026, increasing from $83.24 billion as of December 31, 2025, primarily due to operating cash flows.
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
Macroeconomic impacts Strategic actions continued to focus on optimizing portfolio yield, risk and return amid evolving market and macroeconomic conditions. During the first quarter of 2026, the fixed income portfolio duration was extended to 5.7 years, inclusive of interest rate derivatives and security‑specific call features, compared to 5.1 years as of December 31, 2025, and equity securities increased by $2.03 billion.
Private credit exposure We define private credit as investments in asset-based financing arrangements, corporate credit excluding SEC Rule 144a and similar exposures, and certain consumer lending exposures. Our private credit investments are primarily originated by third-party asset managers with global credit platforms and are generally secured by collateral, with 89% rated investment grade. Mortgage loans primarily consist of residential loans, which are secured by collateral and have recourse to the borrower.
The following table reflects investments as of March 31, 2026 in private credit by investment type.
54 www.allstate.com

Investments

Private credit investments
	As of March 31, 2026
($ in millions)	Fixed income securities (1)	Bank loans (1)	Mortgage loans	Total
Asset-based financing	$88	$242	$313	$643
Corporate credit	117	183	—	300
Total carrying value	$205	$425	$313	$943
(1)    87% of fixed income securities and 90% of bank loans were rated investment grade.
Given this composition, the portfolio is well positioned in the current market environment, with risk characteristics that differ from areas of the private credit market experiencing heightened volatility.

Portfolio composition by investment strategy
	March 31, 2026
($ in millions)	Market- based	Performance-based	Total
Fixed income securities	$58,949	$111	$59,060
Equity securities	10,052	379	10,431
Mortgage loans, net	868	—	868
Limited partnership interests	183	8,763	8,946
Short-term investments	4,702	3	4,705
Other investments, net	495	655	1,150
Total	$75,249	$9,911	$85,160
Percent to total	88.4%	11.6%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$(279)	$1	$(278)
Short-term investments	(2)	—	(2)
Other investments	(2)	—	(2)
Total	$(283)	$1	$(282)
Fixed income securities

Fixed income securities by type
	Fair value as of
($ in millions)	March 31, 2026	December 31, 2025
U.S. government and agencies	$12,042	$18,133
Municipal	5,990	5,643
Corporate	35,833	30,401
Foreign government	1,501	1,460
Asset-backed securities (“ABS”)	2,533	1,352
Mortgage-backed securities (“MBS”)	1,161	2,126
Total fixed income securities	$59,060	$59,115
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
As of March 31, 2026, 92.2% of the consolidated fixed income securities portfolio was rated investment grade. Credit ratings below these designations are considered lower credit quality or below investment grade, which includes high yield bonds.
Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third-party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a due diligence process which includes, but is not limited to, an assessment of
First Quarter 2026 Form 10-Q 55

Investments
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

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	March 31, 2026
	NAIC 1		NAIC 2		NAIC 3
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$12,042	$(98)	$—	$—	$—	$—
Municipal	5,855	(41)	132	(1)	—	—
Corporate
Public	7,383	2	15,607	(94)	562	(8)
Privately placed	3,318	(3)	4,962	(3)	2,494	(10)
Total corporate	10,701	(1)	20,569	(97)	3,056	(18)
Foreign government	1,472	(13)	29	1	—	—
ABS	2,367	(8)	111	(1)	16	—
MBS	1,161	15	—	—	—	—
Total fixed income securities	$33,598	$(146)	$20,841	$(98)	$3,072	$(18)

	NAIC 4		NAIC 5-6		Total
	B		CCC and lower
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$12,042	$(98)
Municipal	—	—	3	2	5,990	(40)
Corporate
Public	95	(1)	—	—	23,647	(101)
Privately placed	1,273	(13)	139	(4)	12,186	(33)
Total corporate	1,368	(14)	139	(4)	35,833	(134)
Foreign government	—	—	—	—	1,501	(12)
ABS	1	—	38	—	2,533	(9)
MBS	—	—	—	—	1,161	15
Total fixed income securities	$1,369	$(14)	$180	$(2)	$59,060	$(278)
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
Equity securities of $10.43 billion primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust (“REITs”) equity investments. Exchange traded and mutual funds that have fixed income and short-term securities as their underlying investments total $2.21 billion as of March 31, 2026.
Mortgage loans of $868 million comprise loans secured by first mortgages on developed commercial real estate of $603 million and residential mortgage loans of $265 million. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our
56 www.allstate.com

Investments
mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.
Limited partnership interests include $7.23 billion of interests in private equity funds, $1.54 billion of interests in real estate funds and $183 million of interests in other funds as of March 31, 2026. We have commitments to invest additional amounts in limited partnership interests totaling $3.20 billion as of March 31, 2026.
Other investments include $622 million of direct investments in real estate and $520 million of bank loans, net as of March 31, 2026.

Unrealized net capital gains (losses)
	March 31,	December 31,
($ in millions)	2026	2025
U.S. government and agencies	$(98)	$(32)
Municipal	(40)	26
Corporate	(134)	351
Foreign government	(12)	(4)
ABS	(9)	4
MBS	15	40
Fixed income securities	(278)	385
Short-term investments	(2)	(1)
Derivatives	(2)	(2)
Unrealized net capital gains and losses, pre-tax	$(282)	$382

Gross unrealized gains (losses) on fixed income securities by type and sector
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
March 31, 2026
Corporate
Banking	$3,991	$42	$(30)	$4,003
Basic industry	1,382	9	(16)	1,375
Capital goods	3,726	35	(48)	3,713
Communications	2,685	21	(43)	2,663
Consumer goods (cyclical and non-cyclical)	7,332	62	(79)	7,315
Energy	4,033	38	(32)	4,039
Financial services	2,573	15	(44)	2,544
Technology	3,197	20	(70)	3,147
Transportation	993	8	(14)	987
Utilities	5,596	63	(63)	5,596
Other	459	2	(10)	451
Total corporate fixed income portfolio	35,967	315	(449)	35,833
U.S. government and agencies	12,140	10	(108)	12,042
Municipal	6,030	43	(83)	5,990
Foreign government	1,513	9	(21)	1,501
ABS	2,542	5	(14)	2,533
MBS	1,146	18	(3)	1,161
Total fixed income securities	$59,338	$400	$(678)	$59,060
First Quarter 2026 Form 10-Q 57

Investments

Gross unrealized gains (losses) on fixed income securities by type and sector

($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
December 31, 2025
Corporate
Banking	$3,720	$83	$(11)	$3,792
Basic industry	1,028	19	(9)	1,038
Capital goods	3,142	64	(22)	3,184
Communications	2,195	38	(21)	2,212
Consumer goods (cyclical and non-cyclical)	6,097	124	(42)	6,179
Energy	2,715	55	(17)	2,753
Financial services	2,430	39	(21)	2,448
Technology	2,956	40	(47)	2,949
Transportation	831	14	(6)	839
Utilities	4,465	104	(27)	4,542
Other	471	5	(11)	465
Total corporate fixed income portfolio	30,050	585	(234)	30,401
U.S. government and agencies	18,165	43	(75)	18,133
Municipal	5,617	87	(61)	5,643
Foreign government	1,464	13	(17)	1,460
ABS	1,348	8	(4)	1,352
MBS	2,086	41	(1)	2,126
Total fixed income securities	$58,730	$777	$(392)	$59,115
In general, gross unrealized losses are related to an increase in market yields, which may include increased risk-free interest rates and wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

Equity securities by sector
	March 31, 2026			December 31, 2025
($ in millions)	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value

Banking	$398	$33	$431	$298	$58	$356
Basic industry	165	17	182	105	7	112
Capital goods	642	26	668	412	12	424
Communications	398	3	401	333	19	352
Consumer goods	1,628	(30)	1,598	1,107	22	1,129
Energy	279	83	362	187	8	195
Financial services	481	(14)	467	357	17	374
REITs	224	26	250	163	24	187
Technology	2,236	(67)	2,169	2,039	133	2,172
Transportation	80	6	86	51	2	53
Utilities	214	5	219	167	(4)	163
Other	5	(2)	3	5	(2)	3
Directly held equity securities	6,750	86	6,836	5,224	296	5,520
Funds
Equities	1,388	(10)	1,378	1,544	67	1,611
Fixed income and short-term	2,212	1	2,213	1,257	8	1,265
Other	4	—	4	1	1	2
Total funds	3,604	(9)	3,595	2,802	76	2,878
Total equity securities	$10,354	$77	$10,431	$8,026	$372	$8,398
58 www.allstate.com

Investments

Net investment income
	Three months ended March 31,
($ in millions)	2026	2025
Fixed income securities	$666	$608
Equity securities	41	20
Mortgage loans	12	10
Limited partnership interests	206	194
Short-term investments	59	72
Other investments	26	21
Investment income, before expense	1,010	925
Investment expense
Investee level expenses	(12)	(10)
Securities lending expense	(17)	(22)
Operating costs and expenses	(43)	(39)
Total investment expense	(72)	(71)
Net investment income	$938	$854

Market-based	$791	$719
Performance-based	219	206
Investment income, before expense	$1,010	$925
Net investment income increased 9.8% or $84 million in the first quarter of 2026, primarily related to higher market-based income resulting from higher average investment balances and improved performance-based investment results.

Performance-based investment income
	Three months ended March 31,
($ in millions)	2026	2025
Private equity	$111	$103
Real estate	108	103
Total performance-based income before investee level expenses	$219	$206

Investee level expenses (1)	(12)	(10)
Total performance-based income	$207	$196
(1)Investee level expenses include asset level operating expenses on directly held real estate and other consolidated investments reported in investment expense.
Performance-based investment income increased 5.6% or $11 million in the first quarter of 2026 compared to the same period of 2025 primarily due to private equity valuation increases and higher real estate investment results.
Performance-based investment results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales. The Company typically employs a lag in recording and recognizing changes in valuations of limited partnership interests due to the availability of investee financial statements. As a result, performance-based income in the first quarter of 2026 is primarily comprised of operating and market performance and results of our investments for the three months ended December 31, 2025, and may not reflect all economic conditions, including the effects of recent and ongoing trade policy developments.
First Quarter 2026 Form 10-Q 59

Investments

Components of net gains (losses) on investments and derivatives and the related tax effect
	Three months ended March 31,
($ in millions)	2026	2025
Sales	$(4)	$(137)
Credit losses (1)	(7)	(76)
Valuation change of equity investments - appreciation (decline):
Equity securities	(364)	(117)
Equity fund investments in fixed income securities and short-term investments	(17)	5
Limited partnerships (2)	(7)	(5)
Total valuation of equity investments	(388)	(117)
Valuation change and settlements of derivatives	(6)	(19)
Net gains (losses) on investments and derivatives, pre-tax	(405)	(349)
Income tax benefit	85	73
Net gains (losses) on investments and derivatives, after-tax	$(320)	$(276)

Market-based (1)	$(390)	$(321)
Performance-based	(15)	(28)
Net gains (losses) on investments and derivatives, pre-tax	$(405)	$(349)
(1)2025 includes losses recorded for variable interests in Reciprocal Exchanges. See Note 7 for further details.
(2)Relates to limited partnerships where the underlying assets are predominately public equity securities.
Net losses on investments and derivatives in the first quarter of 2026 primarily related to valuation losses on equity investments.

Net gains (losses) on performance-based investments and derivatives
	Three months ended March 31,
($ in millions)	2026	2025
Sales	$(4)	$(9)
Credit losses	(7)	(7)
Valuation change of equity investments	(14)	7
Valuation change and settlements of derivatives	10	(19)
Total performance-based	$(15)	$(28)

60 www.allstate.com

Capital Resources and Liquidity
Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	March 31, 2026	December 31, 2025
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$31,899	$30,355
Accumulated other comprehensive (loss) income	(292)	255
Total Allstate shareholders’ equity	31,607	30,610
Debt (1)	7,491	7,490
Total capital resources	$39,098	$38,100
Ratio of debt to Allstate shareholders’ equity	23.7%	24.5%
Ratio of debt to capital resources	19.2	19.7
(1)Net of debt issuance costs of $50 million and $51 million as of March 31, 2026 and December 31, 2025, respectively.
Allstate shareholders’ equity increased in the first three months of 2026, primarily due to net income, partially offset by common share repurchases, unrealized net capital losses and dividends to shareholders. In the three months ended March 31, 2026, we paid dividends of $261 million and $29 million related to our common and preferred shares, respectively.
Debt maturities We have $550 million of debt that is scheduled to mature in December 2026.

Debt maturities for each of the next five years and thereafter (excluding issuance costs)
($ in millions)
2027	$—
2028	—
2029	500
2030	600
2031	—
Thereafter	5,891
Total long-term debt principal	$6,991
Common share repurchases In February 2026, the $1.50 billion common share repurchase program was completed. On February 4, 2026, the Board of Directors authorized a new $4.00 billion common share repurchase program through February 2028, which commenced after the $1.50 billion program was completed.
During the first three months of 2026, we repurchased 3 million common shares, or 1.2% of total common shares outstanding at December 31, 2025, for $620 million.
Common shareholder dividends On January 2, 2026, we paid a common shareholder dividend of $1.00. On February 4, 2026, we declared a common shareholder dividend of $1.08 payable on April 1, 2026.
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
There have been no changes to any of our ratings from A.M. Best, S&P or Moody’s since December 31, 2025.
Liquidity sources and uses We actively manage our financial position and liquidity levels in light of changing market, economic and business conditions. Liquidity is managed at both the entity and enterprise level across the Company and is assessed on both base and stressed level liquidity needs. We believe we have sufficient liquidity to meet these needs. As of March 31, 2026, we held $27.09 billion of cash, U.S. government and agencies fixed income securities, public equity securities and short-term investments, which we would expect to be able to liquidate within one week.
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
First Quarter 2026 Form 10-Q 61

Capital Resources and Liquidity

loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. The Corporation may use commercial paper borrowings, bank lines of credit and securities lending to fund intercompany borrowings.
Parent company capital capacity At the parent holding company level, we have deployable assets comprised of cash and short-term, fixed income and equity securities that are generally saleable within one quarter. The earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
Based on the greater of 2025 statutory net income or 10% of actual December 31, 2025 statutory surplus, the maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time through February 2027, is $7.98 billion, less dividends paid during the preceding twelve months measured at that point in time. During the first three months of 2026, $3.00 billion of dividends have been paid.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first three months of 2026, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:
•The Corporation and AIC have access to a $750 million unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is November 2027. The facility is fully subscribed among 11 lenders with the largest commitment being $95 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 14.6% as of March 31, 2026. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2026.
•To cover short-term cash needs, the Corporation has access to a commercial paper facility with a borrowing capacity limited to any undrawn credit facility balance up to $750 million. As of March 31, 2026, there were no balances outstanding for the credit facility or the commercial paper facility, and therefore the remaining borrowing capacity was $750 million.
•The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that was filed on April 30, 2024 and expires in 2027. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 642 million shares of treasury stock as of March 31, 2026), preferred stock, depositary shares, warrants, stock purchase contracts and stock purchase units. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
62 www.allstate.com

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
Insurance and Financial Services (1) actual claim costs exceeding current reserves; (2) increases in claim frequency or severity; (3) catastrophes and severe weather events; (4) limitations in analytical models used for loss cost estimates; (5) price competition and changes in regulation and underwriting standards; (6) regulatory limitations on rates, profits, new products or the use of advanced technologies, non-traditional data sources or large language models and requirements to underwrite business and participate in loss sharing arrangements; (7) market risk, declines in credit quality and economic and capital market conditions affecting investments; (8) subjective determination of fair value and amount of credit losses for investments; (9) participation in indemnification programs, including state industry pools and facilities; (10) inability to mitigate the impact associated with changes in capital requirements; (11) a downgrade in financial strength ratings;
Business, Strategy and Operations (12) operations in markets that are highly competitive; (13) changing consumer preferences; (14) new or changing technologies and new business model impacts affecting the auto industry; (15) inability to successfully deploy advanced technologies in a cost-effective, competitive, ethical and compliant manner; (16) Transformative Growth strategy; (17) catastrophe management strategy; (18) restrictions on our subsidiaries’ ability to pay dividends; (19) restrictions under terms of some of our securities on the ability to pay dividends or repurchase stock; (20) the availability and cost of reinsurance; (21) counterparty risk related to reinsurance; (22) acquisitions and divestitures of businesses; (23) intellectual property infringement, misappropriation and third-party claims; (24) reliance on vendors for products, services or protection of data and information; (25) the failure in cyber or other information security controls; (26) inability to restore business operations following a significant operational event; (27) inability to attract, develop and retain talent;
Macro, Regulatory and Risk Environment (28) conditions in the global economy and capital markets, including changes in U.S. trade and tariff policy, new or additional U.S. and responsive non-U.S. tariffs, and our ability to plan for and respond to the impact of those changes; (29) restrictions on liquidity or availability of credit on acceptable terms; (30) widespread disruptive or destabilizing events; (31) changing climate and weather conditions; (32) practices relating to environmental and social matters; (33) evolving privacy and data security regulation and increased focus on enforcement; (34) restrictive regulations and uncertainty around the interpretation and implementation of regulations in the U.S. and internationally; (35) regulatory and federal agency reforms; (36) losses from legal and regulatory actions; (37) changes in or the application of accounting standards and changes in tax laws; and (38) misconduct or fraudulent acts by employees, agents and third parties.
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
Changes in Internal Control over Financial Reporting During the fiscal quarter ended March 31, 2026, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
First Quarter 2026 Form 10-Q 63

Part II. Other Information
Part II. Other Information
Item 1. Legal Proceedings
Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation and compliance” and under the heading “Legal and regulatory proceedings and inquiries” in Note 11 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum approximate dollar value that may yet be purchased under the plans or programs (3)
January 1, 2026 - January 31, 2026
Open Market Purchases	688,722	$199.54	688,490
February 1, 2026 - February 28, 2026
Open Market Purchases	1,192,471	$206.49	995,360
March 1, 2026 - March 31, 2026
Open Market Purchases	1,337,888	$207.98	1,335,315
Total	3,219,081	$205.62	3,019,165	$3.64	billion
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
January: 232
February: 197,111
March: 2,573
(2)From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.
(3)On February 26, 2025, the Board of Directors authorized a common share repurchase program for $1.50 billion which was completed in February 2026. On February 4, 2026, the Board authorized a new $4.00 billion common share repurchase program through February 2028, which commenced after the $1.50 billion program was completed.
Item 5. Other Information
During the three months ended March 31, 2026, no director or officer who is required to file reports under Section 16 of the Securities Exchange Act adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
64 www.allstate.com

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

10.1	Offer Letter dated February 19, 2025 to Andréa Carter					X
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated April 29, 2026, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
First Quarter 2026 Form 10-Q 65

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

April 29, 2026	By	/s/ Eric K. Ferren
Eric K. Ferren
Senior Vice President, Controller and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

66 www.allstate.com