Form 10-Q
period 2026-06-30
ALLSTATE CORP
filed 2026-08-05
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 16, 2026, the registrant had 252,857,950 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
June 30, 2026

Page

Part I Financial Information

Item 1. Financial Statements (unaudited) as of June 30, 2026 and December 31, 2025 and for the Three Month and Six-Month Periods Ended June 30, 2026 and 2025

Condensed Consolidated Statements of Operations	1
Condensed Consolidated Statements of Comprehensive Income (Loss)	2
Condensed Consolidated Statements of Financial Position	3
Condensed Consolidated Statements of Shareholders’ Equity	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Report of Independent Registered Public Accounting Firm	43

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Highlights	44
Property-Liability Operations	46
Segment results
Allstate Protection	48
Run-off Property-Liability	56
Protection Services	58
Investments	59
Capital Resources and Liquidity	66
Forward-Looking Statements	68

Item 4. Controls and Procedures	68

Part II Other Information
Item 1. Legal Proceedings	69
Item 1A. Risk Factors	69
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	69
Item 5. Other Information	69
Item 6. Exhibits	70

Condensed Consolidated Financial Statements
Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

(In millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues
Property and casualty insurance premiums	$15,670	$15,041	$31,223	$29,739
Accident and health insurance premiums and contract charges	134	235	270	722
Other revenue	728	747	1,447	1,509
Net investment income	1,009	754	1,947	1,608
Net gains (losses) on investments and derivatives	1,055	(144)	650	(493)
Total revenues	18,596	16,633	35,537	33,085

Costs and expenses
Property and casualty insurance claims and claims expense	9,862	10,249	19,047	21,064
Accident, health and other policy benefits	72	188	148	521
Amortization of deferred policy acquisition costs	2,202	2,076	4,380	4,163
Operating costs and expenses	2,315	2,135	4,540	4,380
Pension and other postretirement remeasurement (gains) losses	(146)	—	(127)	78
Restructuring and related charges	7	15	12	31
Amortization of purchased intangibles	46	57	93	116
Interest expense	96	100	194	200
Total costs and expenses	14,454	14,820	28,287	30,553

Gain on disposition of operations	—	890	—	890

Income from operations before income tax expense	4,142	2,703	7,250	3,422

Income tax expense	871	604	1,521	727

Net income	3,271	2,099	5,729	2,695

Less: Net income (loss) attributable to noncontrolling interest	—	(10)	1	(9)

Net income attributable to Allstate	3,271	2,109	5,728	2,704

Less: Preferred stock dividends	30	30	59	59

Net income applicable to common shareholders	$3,241	$2,079	$5,669	$2,645

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$12.66	$7.86	$22.00	$9.98
Weighted average common shares - Basic	256.0	264.6	257.7	264.9
Net income applicable to common shareholders per common share - Diluted	$12.51	$7.76	$21.73	$9.85
Weighted average common shares - Diluted	259.1	267.9	260.9	268.4
See notes to condensed consolidated financial statements.
Second Quarter 2026 Form 10-Q 1

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$3,271	$2,099	$5,729	$2,695

Other comprehensive income (loss), after-tax
Changes in:
Unrealized net capital gains and losses	142	387	(376)	807
Unrealized foreign currency translation adjustments	(43)	84	(71)	39
Unamortized pension and other postretirement prior service credit	—	—	(1)	—
Discount rate for reserve for future policy benefits	—	(19)	—	(14)
Other comprehensive income (loss), after-tax	99	452	(448)	832

Comprehensive income	3,370	2,551	5,281	3,527
Less: Comprehensive (loss) income attributable to noncontrolling interest	—	(11)	1	(6)
Comprehensive income attributable to Allstate	$3,370	$2,562	$5,280	$3,533
See notes to condensed consolidated financial statements.
2 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position (unaudited)

($ in millions, except par value data)	June 30, 2026	December 31, 2025
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $60,902 and $58,730)	$60,809	$59,115
Equity securities, at fair value (cost $10,071 and $8,026)	11,159	8,398
Mortgage loans, net	842	879
Limited partnership interests	8,967	8,844
Short-term, at fair value (amortized cost $4,874 and $4,888)	4,872	4,887
Other investments, net	1,153	1,114
Total investments	87,802	83,237
Cash	840	678
Premium installment receivables, net	11,864	11,474
Deferred policy acquisition costs	6,139	6,163
Reinsurance and indemnification recoverables, net	7,880	8,501
Accrued investment income	730	708
Property and equipment, net	591	627
Goodwill	3,118	3,118
Other assets, net	5,792	5,252
Total assets	124,756	119,758
Liabilities
Reserve for property and casualty insurance claims and claims expense	40,979	41,079
Unearned premiums	29,388	29,080
Claim payments outstanding	1,552	1,419
Deferred income taxes	172	227
Other liabilities and accrued expenses	11,495	9,874
Debt	7,492	7,490
Total liabilities	91,078	89,169
Commitments and Contingent Liabilities (Note 11)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 82.0 thousand shares issued and outstanding, $2,050 aggregate liquidation preference	2,001	2,001
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 254 million and 260 million shares outstanding	9	9
Additional capital paid-in	4,219	4,158
Retained income	67,504	62,393
Treasury stock, at cost (646 million and 640 million shares)	(39,842)	(38,206)
Accumulated other comprehensive income (loss):
Unrealized net capital gains and losses	(79)	297
Unrealized foreign currency translation adjustments	(126)	(55)
Unamortized pension and other postretirement prior service credit	10	11
Discount rate for reserve for future policy benefits	2	2
Total accumulated other comprehensive (loss) income	(193)	255
Total Allstate shareholders’ equity	33,698	30,610
Noncontrolling interest	(20)	(21)
Total equity	33,678	30,589
Total liabilities and equity	$124,756	$119,758
See notes to condensed consolidated financial statements.
Second Quarter 2026 Form 10-Q 3

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($ in millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Preferred stock par value	$—	$—	$—	$—
Preferred stock additional capital paid-in	2,001	2,001	2,001	2,001

Common stock par value	9	9	9	9
Common stock additional capital paid-in
Balance, beginning of period	4,169	4,048	4,158	4,029
Equity incentive plans activity, net	50	36	61	55
Balance, end of period	4,219	4,084	4,219	4,084

Retained income
Balance, beginning of period	64,540	53,586	62,393	53,288
Net income	3,271	2,109	5,728	2,704
Dividends on common stock (declared per share of $1.08, $1.00, $2.16, and $2.00)	(277)	(265)	(558)	(533)
Dividends on preferred stock	(30)	(30)	(59)	(59)
Balance, end of period	67,504	55,400	67,504	55,400

Treasury stock
Balance, beginning of period	(38,820)	(37,080)	(38,206)	(36,996)
Shares acquired	(1,054)	(344)	(1,680)	(449)
Shares reissued under equity incentive plans, net	32	6	44	27
Balance, end of period	(39,842)	(37,418)	(39,842)	(37,418)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(292)	(509)	255	(889)
Change in unrealized net capital gains and losses	142	387	(376)	807
Change in unrealized foreign currency translation adjustments	(43)	84	(71)	39
Change in unamortized pension and other postretirement prior service credit	—	—	(1)	—
Change in discount rate for reserve for future policy benefits	—	(19)	—	(14)
Balance, end of period	(193)	(57)	(193)	(57)
Total Allstate shareholders’ equity	33,698	24,019	33,698	24,019

Noncontrolling interest
Balance, beginning of period	(20)	(3)	(21)	(75)
Change in unrealized net capital gains and losses	—	(1)	—	3
Noncontrolling income (loss)	—	(10)	1	(9)
Capital transactions for noncontrolling interest	—	—	—	67
Balance, end of period	(20)	(14)	(20)	(14)
Total equity	$33,678	$24,005	$33,678	$24,005
See notes to condensed consolidated financial statements.
4 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

($ in millions)	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$5,729	$2,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	187	259
Net (gains) losses on investments and derivatives	(650)	493
Pension and other postretirement remeasurement (gains) losses	(127)	78
Gain on disposition of operations	—	(890)
Changes in:
Claims and claims expense and other insurance reserves	(22)	2,139
Unearned premiums	350	1,040
Deferred policy acquisition costs	12	(132)
Premium installment receivables, net	(417)	(625)
Reinsurance and indemnification recoverables, net	619	(708)
Income taxes	355	(437)
Other operating assets and liabilities	160	(75)
Net cash provided by operating activities	6,196	3,837
Cash flows from investing activities
Proceeds from sales
Fixed income securities	41,555	32,392
Equity securities	9,412	4,608
Limited partnership interests	702	607
Other investments	75	1
Investment collections
Fixed income securities	436	355
Mortgage loans	82	53
Other investments	46	15
Investment purchases
Fixed income securities	(43,019)	(33,166)
Equity securities	(11,632)	(2,660)
Limited partnership interests	(743)	(690)
Mortgage loans	(47)	(75)
Other investments	(152)	(180)
Change in short-term and other investments, net	(420)	(5,555)
Purchases of property and equipment, net	(83)	(91)
Proceeds from disposition of operations, net of cash transferred	—	1,885
Net cash used in investing activities	(3,788)	(2,501)
Cash flows from financing activities
Contractholder fund deposits	—	30
Contractholder fund withdrawals	—	(15)
Dividends paid on common stock	(541)	(509)
Dividends paid on preferred stock	(59)	(59)
Treasury stock purchases	(1,665)	(439)
Shares reissued under equity incentive plans, net	41	26
Other	(22)	12
Net cash used in financing activities	(2,246)	(954)
Net increase in cash	162	382
Cash at beginning of period	678	704
Less: Cash classified as assets held for sale at end of period	—	91
Cash at end of period	$840	$995
See notes to condensed consolidated financial statements.
Second Quarter 2026 Form 10-Q 5

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
The condensed consolidated financial statements and notes as of June 30, 2026 and for the three and six-month periods ended June 30, 2026 and 2025 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.
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

Computation of basic and diluted earnings per common share
(In millions, except per share data)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$3,271	$2,099	$5,729	$2,695
Less: Net income (loss) attributable to noncontrolling interest	—	(10)	1	(9)
Net income attributable to Allstate	3,271	2,109	5,728	2,704
Less: Preferred stock dividends	30	30	59	59
Net income applicable to common shareholders	$3,241	$2,079	$5,669	$2,645

Denominator:
Weighted average common shares outstanding	256.0	264.6	257.7	264.9
Effect of dilutive potential common shares:
Stock options	2.3	2.5	2.3	2.6
Restricted stock units (non-participating) and performance stock awards	0.8	0.8	0.9	0.9
Weighted average common and dilutive potential common shares outstanding	259.1	267.9	260.9	268.4

Earnings per common share - Basic	$12.66	$7.86	$22.00	$9.98
Earnings per common share - Diluted	$12.51	$7.76	$21.73	$9.85

Anti-dilutive share-based awards excluded from diluted earnings per common share	0.7	0.5	0.6	0.4
Second Quarter 2026 Form 10-Q 7

Notes to Condensed Consolidated Financial Statements

Note 3	Reportable Segments
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
Adjusted net income (loss) is net income (loss) applicable to common shareholders, excluding:

•	Net gains and losses on investments and derivatives
•	Pension and other postretirement remeasurement gains and losses
•	Amortization or impairment of purchased intangibles
•	Gain or loss on disposition
•	Adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years
•	Income tax expense or benefit on reconciling items
A reconciliation of these measures to net income (loss) applicable to common shareholders is provided below.

Reportable segments financial performance
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Underwriting income (loss) by segment
Allstate Protection	$2,006	$1,283	$4,665	$1,647
Run-off Property-Liability	—	(3)	(1)	(7)

Adjusted net income (loss) by segment, after-tax
Protection Services	53	60	100	115
Allstate Health and Benefits	—	9	—	43
Corporate	(48)	(94)	(107)	(191)

Reconciliation of segment performance measures to net income (loss) applicable to common shareholders
Allstate Protection and Run-off Property-Liability net investment income	885	687	1,730	1,470
Net gains (losses) on investments and derivatives	1,055	(144)	650	(493)
Pension and other postretirement remeasurement gains (losses)	146	—	127	(78)
Amortization of purchased intangibles (1)	(8)	(11)	(16)	(24)
Gain on disposition	1	893	7	893
All other (2)	5	(5)	17	(9)
Income tax (expense) benefit on Allstate Protection and Run-off Property-Liability and reconciling items (3)	(853)	(606)	(1,501)	(730)
Total reconciling items	1,231	814	1,014	1,029

Less: Net income (loss) attributable to noncontrolling interest (4)	1	(10)	2	(9)

Net income applicable to common shareholders	$3,241	$2,079	$5,669	$2,645
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
(4)Reflects net income (loss) attributable to noncontrolling interest in Allstate Protection.
8 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments revenue information
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Allstate Protection
Insurance premiums
Auto	$9,644	$9,528	$19,191	$18,875
Homeowners	4,201	3,771	8,365	7,428
Specialty lines	822	779	1,642	1,520
Commercial lines	107	104	208	217
Brokered solutions and collateral protection	144	164	314	333
Total Allstate Protection insurance premiums	14,918	14,346	29,720	28,373
Other revenue	568	504	1,112	992
Total Allstate Protection	15,486	14,850	30,832	29,365

Run-off Property-Liability	—	—	—	—

Protection Services
Protection plans	578	531	1,156	1,041
Roadside assistance	49	39	96	75
Protection and insurance products	125	125	251	250
Intersegment premiums and service fees (1)	35	36	66	73
Other revenue	123	111	240	239
Net investment income	25	25	48	49
Net gains (losses) on investments and derivatives	26	1	19	(9)
Total Protection Services	961	868	1,876	1,718

Allstate Health and Benefits
Employer voluntary benefits	—	—	—	243
Group health	—	123	—	247
Other revenue	—	79	—	163
Net investment income	—	1	—	24
Net gains (losses) on investments and derivatives	—	(1)	—	(1)
Total Allstate Health and Benefits	—	202	—	676

Corporate
Other revenue	12	23	29	38
Net investment income	96	37	164	59
Net gains (losses) on investments and derivatives	31	46	(39)	37
Total Corporate	139	106	154	134

Reconciliation of revenue
Allstate Protection and Run-off Property-Liability net investment income	885	687	1,730	1,470
Allstate Protection and Run-off Property-Liability net gains (losses) on investments and derivatives	999	(190)	671	(519)
All other	161	146	340	314
Intersegment eliminations (1)	(35)	(36)	(66)	(73)

Consolidated revenues	$18,596	$16,633	$35,537	$33,085
(1)Intersegment insurance premiums and service fees are primarily related to Arity and Roadside and are eliminated in the condensed consolidated financial statements.
Second Quarter 2026 Form 10-Q 9

Notes to Condensed Consolidated Financial Statements

Reportable segments expense information used in measure for segment profit or loss
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Allstate Protection
Claims and claims expense excluding catastrophe losses and prior year reserve reestimates (1)	$8,638	$8,470	$17,406	$17,163
Catastrophe losses	1,722	1,990	2,962	4,192
Prior year reserve reestimates excluding catastrophes	(692)	(378)	(1,708)	(616)
Amortization of DAC	1,840	1,742	3,661	3,474
Advertising expense	524	442	1,068	965
Amortization of purchased intangibles	38	46	77	92
Restructuring and related charges	6	13	7	29
Other segment expenses (2)	1,404	1,242	2,694	2,419
Total	13,480	13,567	26,167	27,718

Run-off Property-Liability
Claims and claims expense prior year reserve reestimates	—	2	—	5
Other segment expenses (2)	—	1	1	2
Total	—	3	1	7

Protection Services
Claims and claims expense	198	170	397	331
Amortization of DAC	356	328	704	646
Non-deferrable commissions	124	110	250	211
Restructuring and related charges	—	1	4	1
Other segment expenses (2)	186	180	369	388
Income taxes on operations (3)	19	18	34	35
Total	883	807	1,758	1,612

Allstate Health and Benefits
Accident, health and other policy benefits	—	121	—	379
Amortization of DAC	—	—	—	30
Other segment expenses (2)	—	71	—	213
Income taxes on operations (3)	—	2	—	12
Total	—	194	—	634

Corporate
Interest expense	96	100	194	200
Other segment expenses (2)	33	45	66	77
Income taxes on operations (3)	(3)	(21)	(19)	(48)
Preferred stock dividends	30	30	59	59
Total	$156	$154	$300	$288
(1)Includes Allstate Protection incurred loss adjustment expenses, net of reinsurance of $799 million and $750 million during the three months ended June 30, 2026 and 2025, respectively, and $1.58 billion and $1.48 billion during the six months ended June 30, 2026 and 2025, respectively.
(2)Includes employee-related costs, professional services, technology and other operating costs and expenses.
(3)Excludes taxes attributable to items excluded from the segment’s reported measure of profit or loss.
10 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Additional significant financial performance data
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Amortization of DAC
Allstate Protection	$1,840	$1,742	$3,661	$3,474
Protection Services	356	328	704	646
Allstate Health and Benefits	—	—	—	30
All other	6	6	15	13
Consolidated	$2,202	$2,076	$4,380	$4,163

Amortization of purchased intangibles
Allstate Protection	$38	$46	$77	$92
Protection Services	6	9	12	18
Allstate Health and Benefits	—	—	—	1
All other	2	2	4	5
Consolidated	$46	$57	$93	$116

Income tax expense (benefit)
Allstate Protection and Run-off Property-Liability	$812	$350	$1,480	$498
Protection Services	23	16	35	29
Allstate Health and Benefits	—	249	—	258
Corporate	35	(9)	2	(55)
All other	1	(2)	4	(3)
Consolidated	$871	$604	$1,521	$727
Capital expenditures for long-lived assets are generally made at the Property-Liability level as the Company does not allocate assets to the Allstate Protection and Run-off Property-Liability segments. A portion of these long-lived assets are used by entities included in the Protection Services and Corporate segments and accordingly, are charged to these segments in proportion to their use.

Reportable segments total assets, investments and deferred policy acquisition costs
($ in millions)	June 30, 2026	December 31, 2025
Assets
Allstate Protection and Run-off Property-Liability	$105,240	$102,801
Protection Services	8,512	8,372
Corporate	10,020	7,610
All other	984	975
Consolidated	$124,756	$119,758

Investments (1)
Allstate Protection and Run-off Property-Liability	$75,307	$73,222
Protection Services	2,528	2,312
Corporate	9,774	7,503
All other	193	200
Consolidated	$87,802	$83,237

Deferred policy acquisition costs
Allstate Protection	$2,806	$2,803
Protection Services	3,232	3,274
All other	101	86
Consolidated	$6,139	$6,163
(1)The balances reflect the elimination of related party investments between segments.
Second Quarter 2026 Form 10-Q 11

Notes to Condensed Consolidated Financial Statements

Note 4	Investments

Portfolio composition
($ in millions)	June 30, 2026	December 31, 2025
Fixed income securities, at fair value	$60,809	$59,115
Equity securities, at fair value	11,159	8,398
Mortgage loans, net	842	879
Limited partnership interests	8,967	8,844
Short-term investments, at fair value	4,872	4,887
Other investments, net	1,153	1,114
Total	$87,802	$83,237

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
June 30, 2026
U.S. government and agencies	$12,442	$12	$(103)	$12,351
Municipal	6,282	92	(40)	6,334
Corporate	36,452	310	(355)	36,407
Foreign government	1,626	13	(14)	1,625
Asset-backed securities (“ABS”)	1,976	7	(12)	1,971
Mortgage-backed securities (“MBS”)	2,124	11	(14)	2,121
Total fixed income securities	$60,902	$445	$(538)	$60,809

December 31, 2025
U.S. government and agencies	$18,165	$43	$(75)	$18,133
Municipal	5,617	87	(61)	5,643
Corporate	30,050	585	(234)	30,401
Foreign government	1,464	13	(17)	1,460
ABS	1,348	8	(4)	1,352
MBS	2,086	41	(1)	2,126
Total fixed income securities	$58,730	$777	$(392)	$59,115

Scheduled maturities for fixed income securities
($ in millions)	June 30, 2026		December 31, 2025
	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Due in one year or less	$1,599	$1,597	$1,464	$1,460
Due after one year through five years	21,229	21,170	22,582	22,706
Due after five years through ten years	21,101	21,083	21,538	21,780
Due after ten years	12,873	12,867	9,712	9,691
	56,802	56,717	55,296	55,637
ABS and MBS	4,100	4,092	3,434	3,478
Total	$60,902	$60,809	$58,730	$59,115
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS and MBS are shown separately because of potential prepayment of principal prior to contractual maturity dates.
12 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Net investment income
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Fixed income securities	$710	$602	$1,376	$1,210
Equity securities	54	17	95	37
Mortgage loans	12	9	24	19
Limited partnership interests	240	74	446	268
Short-term investments	48	97	107	169
Other investments	28	24	54	45
Investment income, before expense	1,092	823	2,102	1,748
Investment expense	(83)	(69)	(155)	(140)
Net investment income	$1,009	$754	$1,947	$1,608

Net gains (losses) on investments and derivatives by type
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Fixed income securities	$(117)	$(250)	$(116)	$(378)
Equity securities	1,158	164	777	52
Mortgage loans	(3)	—	(3)	—
Limited partnership interests	20	13	4	8
Derivatives	(26)	(65)	(32)	(84)
Other investments (1)	23	(6)	20	(91)
Net gains (losses) on investments and derivatives	$1,055	$(144)	$650	$(493)
(1)2025 includes $67 million of losses related to variable interests in Adirondack Insurance Exchange (“Adirondack”) and New Jersey Skylands Insurance Association (“Skylands”) (together “Reciprocal Exchanges”).

Net gains (losses) on investments and derivatives by transaction type
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sales	$(80)	$(245)	$(84)	$(382)
Credit losses	(18)	(4)	(25)	(80)
Valuation change of equity investments (1)	1,179	170	791	53
Valuation change and settlements of derivatives	(26)	(65)	(32)	(84)
Net gains (losses) on investments and derivatives	$1,055	$(144)	$650	$(493)
(1)Includes valuation change of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.

Gross realized gains (losses) on sales of fixed income securities
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Gross realized gains	$61	$116	$185	$187
Gross realized losses	(178)	(367)	(301)	(565)

Net appreciation (decline) recognized in net income for assets that are still held
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Equity securities	$960	$129	$821	$125
Limited partnership interests carried at fair value	(10)	(12)	(5)	(29)
Total	$950	$117	$816	$96
Second Quarter 2026 Form 10-Q 13

Notes to Condensed Consolidated Financial Statements

Credit losses recognized in net income
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Fixed income securities:
Corporate	$—	$1	$—	$—
Total fixed income securities	—	1	—	—
Limited partnership interests	(7)	(4)	(14)	(4)
Mortgage loans	(3)	—	(3)	—
Other investments
Bank loans	(5)	(1)	(5)	(9)
Other assets	(3)	—	(3)	(52)
Commitments to fund line of credit, commercial mortgage loans and bank loans	—	—	—	(15)
Total	$(18)	$(4)	$(25)	$(80)

Unrealized net capital gains and losses included in accumulated other comprehensive income (“AOCI”)
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
June 30, 2026		Gains	Losses
Fixed income securities	$60,809	$445	$(538)	$(93)
Short-term investments	4,872	—	(2)	(2)
Derivative instruments (1)	—	—	(2)	(2)
Unrealized net capital gains and losses, pre-tax				(97)
Deferred income taxes				18
Unrealized net capital gains and losses, after-tax				$(79)

December 31, 2025
Fixed income securities	$59,115	$777	$(392)	$385
Short-term investments	4,887	—	(1)	(1)
Derivative instruments (1)	—	—	(2)	(2)
Unrealized net capital gains and losses, pre-tax				382
Deferred income taxes				(85)
Unrealized net capital gains and losses, after-tax				$297
(1)Includes the effective portion of losses on terminated cash flow hedges.

Change in unrealized net capital gains (losses)
($ in millions)	Six months ended June 30, 2026
Fixed income securities	$(478)
Short-term investments	(1)
Total	(479)
Deferred income taxes	103
Change in unrealized net capital gains and losses, after-tax	$(376)
Mortgage loans consist of commercial mortgage loans collateralized by a variety of commercial real estate property types located across the United States, substantially all of which are non-recourse to the borrower, and residential mortgage loans secured by collateral that have recourse to the borrower.

Mortgage loans, net of credit allowance
($ in millions)	June 30, 2026	December 31, 2025
Commercial	$548	$619
Residential	294	260
Total	$842	$879
14 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Limited partnership interests

Carrying value for limited partnership interests
($ in millions)	June 30, 2026	December 31, 2025
Private equity	$7,092	$7,247
Real estate	1,619	1,451
Other (1)	256	146
Total	$8,967	$8,844
(1)Other consists of certain limited partnership interests where the underlying assets are predominately public equity and debt securities.
Short-term investments, including money market funds, commercial paper, U.S. Treasury bills, fixed income securities with a contractual maturity of one year or less at time of acquisition and other short-term investments, are carried at fair value. As of June 30, 2026 and December 31, 2025, the fair value of short-term investments totaled $4.87 billion and $4.89 billion, respectively.
Other investments primarily consist of real estate, bank loans and derivatives. Real estate is carried at cost less accumulated depreciation. Bank loans are primarily senior secured corporate loans and are carried at amortized cost, net.

Other investments by asset type
($ in millions)	June 30, 2026	December 31, 2025
Real estate	$575	$630
Bank loans, net	564	473
Other	14	11
Total	$1,153	$1,114
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
Second Quarter 2026 Form 10-Q 15

Notes to Condensed Consolidated Financial Statements
Recoveries after write-offs are recognized when received.
Accrued interest excluded from the amortized cost of fixed income securities totaled $689 million and $662 million as of June 30, 2026 and December 31, 2025, respectively, and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.
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

Rollforward of credit loss allowance for fixed income securities
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Beginning balance	$(10)	$(18)	$(10)	$(17)
Credit losses on securities for which credit losses not previously reported	—	—	—	(1)
Net (increases) decreases related to credit losses previously reported	—	1	—	1
Write-offs	—	—	—	—
Ending balance	$(10)	$(17)	$(10)	$(17)

Components of credit loss allowance as of June 30
Corporate bonds			(8)	(16)
ABS			(2)	(1)
Total			$(10)	$(17)
16 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position (1)
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
June 30, 2026
Fixed income securities
U.S. government and agencies	139	$9,622	$(101)	23	$65	$(2)	$(103)
Municipal	144	970	(5)	385	880	(35)	(40)
Corporate	1,400	17,274	(219)	434	2,026	(136)	(355)
Foreign government	52	536	(5)	66	79	(9)	(14)
ABS	369	1,227	(10)	15	50	(2)	(12)
MBS	102	1,443	(14)	58	2	—	(14)
Total fixed income securities	2,206	$31,072	$(354)	981	$3,102	$(184)	$(538)
Investment grade fixed income securities	1,947	$29,491	$(320)	876	$2,665	$(160)	$(480)
Below investment grade fixed income securities	259	1,581	(34)	105	437	(24)	(58)
Total fixed income securities	2,206	$31,072	$(354)	981	$3,102	$(184)	$(538)

December 31, 2025
Fixed income securities
U.S. government and agencies	74	$11,840	$(72)	54	$209	$(3)	$(75)
Municipal	106	640	(6)	527	1,423	(55)	(61)
Corporate	530	3,933	(49)	640	3,677	(185)	(234)
Foreign government	77	553	(9)	53	40	(8)	(17)
ABS	58	205	(2)	12	42	(2)	(4)
MBS	29	246	(1)	59	3	—	(1)
Total fixed income securities	874	$17,417	$(139)	1,345	$5,394	$(253)	$(392)
Investment grade fixed income securities	694	$16,899	$(123)	1,212	$4,793	$(229)	$(352)
Below investment grade fixed income securities	180	518	(16)	133	601	(24)	(40)
Total fixed income securities	874	$17,417	$(139)	1,345	$5,394	$(253)	$(392)
(1)Includes fixed income securities with credit loss allowances; fair values of $23 million and $11 million, unrealized losses of $3 million and $2 million, and credit loss allowances of $1 million and $1 million as of June 30, 2026 and December 31, 2025, respectively.

Gross unrealized losses by unrealized loss position and credit quality as of June 30, 2026
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1)	$(458)	$(54)	$(512)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (2)	(22)	(4)	(26)
Total unrealized losses	$(480)	$(58)	$(538)
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
Second Quarter 2026 Form 10-Q 17

Notes to Condensed Consolidated Financial Statements
class of securities the Company owns, such as overcollateralization and excess spread. Municipal bonds in an unrealized loss position were evaluated based on the underlying credit quality of the primary obligor, obligation type and quality of the underlying assets.
As of June 30, 2026, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
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

18 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Commercial mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
	June 30, 2026							December 31, 2025
($ in millions)	2021 and prior	2022	2023	2024	2025	2026	Total	Total
1.0 - 1.25	$10	$—	$—	$33	$—	$—	$43	$71
1.26 - 1.50	34	—	29	—	—	—	63	95
Above 1.50	339	71	27	15	—	—	452	462
Amortized cost before allowance	$383	$71	$56	$48	$—	$—	$558	$628
Allowance							(10)	(9)
Amortized cost, net							$548	$619

Payment status of mortgage loans
($ in millions)	Commercial	Residential	Total
June 30, 2026
Less than 90 days past due	$—	$1	$1
90 days or greater past due	—	3	3
Total past due before allowance	—	4	4
Current before allowance	558	293	851
Total mortgage loans before allowance	558	297	855
Allowance	(10)	(3)	(13)
Total mortgage loans	$548	$294	$842

December 31, 2025
Less than 90 days past due	$—	$2	$2
90 days or greater past due	—	2	2
Total past due before allowance	—	4	4
Current before allowance	628	257	885
Total mortgage loans before allowance	628	261	889
Allowance	(9)	(1)	(10)
Total mortgage loans	$619	$260	$879

Rollforward of credit loss allowance for mortgage loans
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Beginning balance	$(10)	$(12)	$(10)	$(12)
Net increases related to credit losses	(3)	—	(3)	—
Write-offs	—	—	—	—
Ending balance	$(13)	$(12)	$(13)	$(12)

Components of credit loss allowance as of June 30
Commercial			$(10)	$(11)
Residential			(3)	(1)
Total			$(13)	$(12)
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
Second Quarter 2026 Form 10-Q 19

Notes to Condensed Consolidated Financial Statements

Bank loans amortized cost by credit rating and year of origination
	June 30, 2026							December 31, 2025
($ in millions)	2021 and prior	2022	2023	2024	2025	2026	Total	Total
NAIC 1 / A	$—	$—	$—	$43	$134	$40	$217	$199
NAIC 2 / BBB	—	—	—	1	141	80	222	144
NAIC 3 / BB	—	—	2	4	6	16	28	23
NAIC 4 / B	2	—	20	12	31	37	102	106
NAIC 5-6 / CCC and below	—	1	7	1	—	7	16	18
Amortized cost before allowance	$2	$1	$29	$61	$312	$180	$585	$490
Allowance							(21)	(17)
Amortized cost, net							$564	$473

Rollforward of credit loss allowance for bank loans
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Beginning balance	$(16)	$(16)	$(17)	$(10)
Net increases related to credit losses	(5)	(1)	(5)	(9)
Write-offs	—	—	1	2
Ending balance	$(21)	$(17)	$(21)	$(17)

Note 5	Fair Value of Assets and Liabilities
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
20 www.allstate.com

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
Second Quarter 2026 Form 10-Q 21

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
Assets measured at fair value on a non-recurring basis
Comprise long-lived assets to be disposed of by sale, including real estate, that is written down to fair value less costs to sell, and mortgage loans and bank loans written down to fair value in connection with recognizing credit losses.
Investments excluded from the fair value hierarchy
Investments reported at net asset value (“NAV”)
Limited partnership interests and certain equity investments carried at fair value, which do not have readily determinable fair values and use NAV provided by the investees, are excluded from the fair value hierarchy.
Limited partnership interests are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of June 30, 2026, the Company has commitments to invest $117 million in limited partnership interests that are reported at NAV.
22 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	June 30, 2026
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$12,351	$—	$—		$12,351
Municipal	—	6,331	3		6,334
Corporate - public	—	23,502	12		23,514
Corporate - privately placed	—	12,726	167		12,893
Foreign government	—	1,625	—		1,625
ABS	—	1,878	93		1,971
MBS	—	2,052	69		2,121
Total fixed income securities	12,351	48,114	344		60,809
Equity securities (1)	10,347	214	18		10,579
Short-term investments	1,547	3,319	6		4,872
Other investments	—	19	1	$(6)	14
Other assets	5	—	130		135
Total recurring basis assets	24,250	51,666	499	(6)	76,409
Non-recurring basis	—	—	61		61
Total assets at fair value	$24,250	$51,666	$560	$(6)	$76,470

Investments reported at NAV (2)					1,063
Total					$77,533
Liabilities
Other liabilities	$(5)	$(7)	$—	$6	$(6)
Total recurring basis liabilities	(5)	(7)	—	6	(6)
Total liabilities at fair value	$(5)	$(7)	$—	$6	$(6)
(1)Excludes $101 million of securities using the measurement alternative or the equity method of accounting and $479 million reported at NAV.
(2)Includes $479 million of equity securities and $584 million of limited partnerships.

Second Quarter 2026 Form 10-Q 23

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
As of June 30, 2026 and December 31, 2025, Level 3 fair value measurements of fixed income securities totaled $344 million and $308 million, respectively, and included $203 million and $146 million, respectively, of securities valued based on third-party discounted cash flow pricing models where the inputs have not been corroborated to be market observable, $11 million and $12 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $3 million and $29 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies.
An increase (decrease) in credit spreads for fixed income securities valued based on third-party discounted cash flow pricing models or non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit ratings of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.
24 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three-month period ended June 30, 2026
	Balance as of March 31, 2026	Total gains (losses) included in:		Transfers					Balance as of June 30, 2026
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Settlements
Assets
Fixed income securities:
Municipal	$3	$—	$—	$—	$—	$—	$—	$—	$3
Corporate - public	12	—	—	—	—	—	—	—	12
Corporate - privately placed	174	—	(1)	—	—	4	(3)	(7)	167
ABS	42	—	1	—	(10)	61	—	(1)	93
MBS	69	—	—	—	—	—	—	—	69
Total fixed income securities	300	—	—	—	(10)	65	(3)	(8)	344
Equity securities	18	—	—	—	—	—	—	—	18
Short-term investments	10	—	—	—	(3)	1	(1)	(1)	6
Other investments	1	—	—	—	—	—	—	—	1
Other assets	128	2	—	—	—	—	—	—	130
Total recurring Level 3 assets	457	2	—	—	(13)	66	(4)	(9)	499
Liabilities
Other liabilities	(1)	1	—	—	—	—	—	—	—
Total recurring Level 3 liabilities	$(1)	$1	$—	$—	$—	$—	$—	$—	$—

Rollforward of Level 3 assets and liabilities held at fair value during the six-month period ended June 30, 2026
	Balance as of December 31, 2025	Total gains (losses) included in:		Transfers					Balance as of June 30, 2026
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Settlements
Assets
Fixed income securities:
Municipal	$29	$—	$—	$—	$(26)	$—	$—	$—	$3
Corporate - public	12	—	—	—	—	—	—	—	12
Corporate - privately placed	187	—	—	—	—	4	(3)	(21)	167
ABS	22	—	1	—	(10)	82	—	(2)	93
MBS	58	—	—	—	—	11	—	—	69
Total fixed income securities	308	—	1	—	(36)	97	(3)	(23)	344
Equity securities	22	(1)	—	—	—	1	(4)	—	18
Short-term investments	6	—	—	—	(3)	6	(2)	(1)	6
Other investments	1	—	—	—	—	—	—	—	1
Other assets	147	8	—	—	—	—	—	(25)	130
Total recurring Level 3 assets	484	7	1	—	(39)	104	(9)	(49)	499
Liabilities
Other liabilities	(1)	1	—	—	—	—	—	—	—
Total recurring Level 3 liabilities	$(1)	$1	$—	$—	$—	$—	$—	$—	$—

Second Quarter 2026 Form 10-Q 25

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three-month period ended June 30, 2025
	Balance as of March 31, 2025	Total gains (losses) included in:		Transfers					Balance as of June 30, 2025
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Settlements
Assets
Fixed income securities:
Municipal	$2	$—	$—	$—	$—	$—	$—	$—	$2
Corporate - public	35	—	—	—	—	—	—	—	35
Corporate - privately placed	109	—	1	—	—	—	—	(1)	109
ABS	51	—	—	—	(26)	15	—	(1)	39
MBS	88	—	—	—	—	—	—	—	88
Total fixed income securities	285	—	1	—	(26)	15	—	(2)	273
Equity securities	416	16	—	—	—	1	(75)	—	358
Short-term investments	2	—	—	—	—	2	—	—	4
Other investments	1	—	—	—	—	—	—	—	1
Other assets	134	3	—	—	—	—	—	—	137
Assets held for sale	7	—	1	—	—	—	(8)	—	—
Total recurring Level 3 assets	845	19	2	—	(26)	18	(83)	(2)	773
Liabilities
Other liabilities	(1)	—	—	—	—	—	—	—	(1)
Total recurring Level 3 liabilities	$(1)	$—	$—	$—	$—	$—	$—	$—	$(1)

Rollforward of Level 3 assets and liabilities held at fair value during the six-month period ended June 30, 2025
	Balance as of December 31, 2024	Total gains (losses) included in:		Transfers					Balance as of June 30, 2025
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Settlements
Assets
Fixed income securities:
Municipal	$2	$—	$—	$—	$—	$—	$—	$—	$2
Corporate - public	22	(1)	1	—	(7)	20	—	—	35
Corporate - privately placed	110	(1)	1	—	—	—	—	(1)	109
ABS	26	—	—	26	(26)	15	—	(2)	39
MBS	88	—	—	—	—	—	—	—	88
Total fixed income securities	248	(2)	2	26	(33)	35	—	(3)	273
Equity securities	407	30	—	—	—	5	(84)	—	358
Short-term investments	5	—	—	—	—	3	(4)	—	4
Other investments	1	—	—	—	—	—	—	—	1
Other assets	134	3	—	—	—	—	—	—	137
Assets held for sale	7	—	1	—	—	—	(8)	—	—
Total recurring Level 3 assets	802	31	3	26	(33)	43	(96)	(3)	773
Liabilities
Other liabilities	—	(1)	—	—	—	—	—	—	(1)
Total recurring Level 3 liabilities	$—	$(1)	$—	$—	$—	$—	$—	$—	$(1)

Total Level 3 gains (losses) included in net income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Net gains (losses) on investments and derivatives	$1	$16	$—	$27
Operating costs and expenses	2	3	8	3
There were no transfers into Level 3 during the three and six months ended June 30, 2026.
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
Transfers out of Level 3 during the three months ended June 30, 2026 included situations where a quote that was not provided by the Company’s independent third-party valuation service provider in the prior
26 www.allstate.com

Notes to Condensed Consolidated Financial Statements

period became available in the current period. Transfers out of Level 3 during the six months ended June 30, 2026 included situations where a rating that was not provided by third-party rating agencies in the prior period became available in the current period and situations where a quote that was not provided by the Company’s independent third-party valuation service provider in the prior period became available in the current period.
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

Valuation changes included in net income and OCI for Level 3 assets and liabilities still held
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Assets
Fixed income securities:
Corporate - public	$—	$—	$—	$(1)
Corporate - privately placed	(1)	—	(1)	—
Total fixed income securities	(1)	—	(1)	(1)
Equity securities	—	15	(1)	29
Other assets	2	3	8	3
Total recurring Level 3 assets	$1	$18	$6	$31
Liabilities
Other liabilities	$1	$—	$1	$(1)
Total recurring Level 3 liabilities	1	—	1	(1)
Total included in net income	$2	$18	$7	$30

Components of net income
Net gains (losses) on investments and derivatives	$—	$15	$(1)	$27
Operating costs and expenses	2	3	8	3
Total included in net income	$2	$18	$7	$30

Assets
Corporate - public	$—	$—	$—	$1
Corporate - privately placed	(1)	1	—	1
ABS	1	—	1	—
Changes in unrealized net capital gains and losses reported in OCI	$—	$1	$1	$2

Financial instruments not carried at fair value
($ in millions)		June 30, 2026		December 31, 2025
Financial assets	Fair value level	Amortized cost, net (1)	Fair value	Amortized cost, net (1)	Fair value
Mortgage loans	Level 3	$842	$828	$879	$868
Bank loans	Level 3	564	568	473	487

Financial liabilities	Fair value level	Carrying value (1)	Fair value	Carrying value (1)	Fair value
Debt	Level 2	$7,492	$7,260	$7,490	$7,367
Liability for collateral	Level 2	2,059	2,059	1,934	1,934
(1)Represents the amounts reported on the Condensed Consolidated Statements of Financial Position.

Note 6	Derivative Financial Instruments
The Company uses derivatives for risk reduction and to increase investment portfolio returns through asset replication. Risk reduction activity is focused on managing the risks with certain assets and liabilities arising from the potential adverse impacts from changes in risk-free interest rates, changes in equity market valuations, increases in credit spreads and foreign currency fluctuations.
Second Quarter 2026 Form 10-Q 27

Notes to Condensed Consolidated Financial Statements
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
As of June 30, 2026 and December 31, 2025, the Company has not designated any fair value, cash flow or net investment hedge accounting relationships.
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
28 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of June 30, 2026
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	$37	n/a	$—	$—	$—
Futures	Other assets	n/a	5,743	3	3	—
Equity and index contracts
Futures	Other assets	n/a	1,018	2	2	—
Foreign currency contracts
Foreign currency forwards	Other investments	225	n/a	3	5	(2)
Contingent consideration	Other assets	225	n/a	130	130	—
Credit default contracts
Credit default swaps - selling protection	Other investments	347	n/a	10	10	—
Total asset derivatives		$834	6,761	$148	$150	$(2)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities and accrued expenses	$37	n/a	$—	$—	$—
Futures	Other liabilities and accrued expenses	n/a	12,764	(5)	—	(5)
Equity and index contracts
Futures	Other liabilities and accrued expenses	n/a	5	—	—	—
Foreign currency contracts
Foreign currency forwards	Other liabilities and accrued expenses	345	n/a	(1)	4	(5)
Total liability derivatives		382	12,769	(6)	$4	$(10)
Total derivatives		$1,216	19,530	$142
(1)    Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)
Second Quarter 2026 Form 10-Q 29

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

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
June 30, 2026
Asset derivatives	$9	$(6)	$—	$3	$(3)	$—
Liability derivatives	(7)	6	—	(1)	—	(1)

December 31, 2025
Asset derivatives	$2	$(16)	$15	$1	$—	$1
Liability derivatives	(20)	16	3	(1)	—	(1)
(1)All OTC derivatives are subject to enforceable MNAs.
30 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gains (losses) from valuation and settlements reported on derivatives
($ in millions)	Net gains (losses) on investments and derivatives	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended June 30, 2026
Interest rate contracts	$(33)	$—	$(33)
Equity and index contracts	1	31	32
Contingent consideration	—	2	2
Foreign currency contracts	1	—	1
Credit default contracts	5	—	5
Total	$(26)	$33	$7

Six months ended June 30, 2026
Interest rate contracts	$(46)	$—	$(46)
Equity and index contracts	1	23	24
Contingent consideration	—	8	8
Foreign currency contracts	11	—	11
Credit default contracts	2	—	2
Total	$(32)	$31	$(1)

Three months ended June 30, 2025
Interest rate contracts	$(9)	$—	$(9)
Equity and index contracts	(8)	17	9
Contingent consideration	—	3	3
Foreign currency contracts	(38)	—	(38)
Credit default contracts	(10)	—	(10)
Total	$(65)	$20	$(45)

Six months ended June 30, 2025
Interest rate contracts	$(10)	$—	$(10)
Equity and index contracts	(8)	6	(2)
Contingent consideration	—	3	3
Foreign currency contracts	(56)	—	(56)
Credit default contracts	(10)	—	(10)
Total	$(84)	$9	$(75)
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

OTC cash and securities collateral pledged
($ in millions)	June 30, 2026
Pledged by the Company	$1
Pledged to the Company (1)	4
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
Second Quarter 2026 Form 10-Q 31

Notes to Condensed Consolidated Financial Statements

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	June 30, 2026				December 31, 2025
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	1	$262	$3	$—	1	$37	$—	$—
A+	1	24	—	—	—	—	—	—
Total	2	$286	$3	$—	1	$37	$—	$—
(1)Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.
(2)Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.

Exchange traded and cleared margin deposits
($ in millions)	June 30, 2026
Pledged by the Company	$88
Received by the Company	1
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

($ in millions)	June 30, 2026	December 31, 2025
Gross liability fair value of contracts containing credit-risk-contingent features	$7	$16
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(6)	(2)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(1)	(14)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$—
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
32 www.allstate.com

Notes to Condensed Consolidated Financial Statements

CDS notional amounts by credit rating and fair value of protection sold
($ in millions)	Notional amount
	AAA	AA	A	BBB	BB and lower	Total	Fair value
June 30, 2026
Index
Corporate debt	$—	$—	$—	$300	$47	$347	$10
Total	$—	$—	$—	$300	$47	$347	$10

December 31, 2025
Index
Corporate debt	$—	$—	$—	$550	$—	$550	$9
Total	$—	$—	$—	$550	$—	$550	$9
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

Assets and liabilities of Reciprocal Exchanges
($ in millions)	June 30, 2026	December 31, 2025
Assets
Fixed income securities	$3	$4
Short-term investments	51	68
Reinsurance recoverables, net	40	53
Other assets	1	—
Total assets	$95	$125
Liabilities
Reserve for property and casualty insurance claims and claims expense	$124	$153
Other liabilities and expenses	184	186
Total liabilities	$308	$339
Second Quarter 2026 Form 10-Q 33

Notes to Condensed Consolidated Financial Statements

Note 8	Reserve for Property and Casualty Insurance Claims and Claims Expense
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
34 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Six months ended June 30,
($ in millions)	2026	2025
Balance as of January 1	$41,079	$41,917
Less: recoverables (1)	8,012	8,602
Net balance as of January 1	33,067	33,315
Incurred claims and claims expense related to:
Current year	20,692	21,685
Prior years	(1,645)	(621)
Total incurred	19,047	21,064
Claims and claims expense paid related to:
Current year	(9,320)	(10,002)
Prior years	(9,261)	(9,521)
Total paid	(18,581)	(19,523)
Net balance as of June 30	33,533	34,856
Plus: recoverables	7,446	9,285
Balance as of June 30	$40,979	$44,141
(1)Recoverables comprises reinsurance and indemnification recoverables.
Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the period. This expense included losses from catastrophes of $2.96 billion and $4.19 billion in the six months ended June 30, 2026 and 2025, respectively, net of recoverables.
Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.

Prior year reserve reestimates included in claims and claims expense (1)
	Excluding catastrophe losses		Catastrophe losses (2)		Total
($ in millions)	2026	2025	2026	2025	2026	2025
Three months ended June 30,
Auto	$(639)	$(415)	$(9)	$(16)	$(648)	$(431)
Homeowners	(28)	12	66	18	38	30
Specialty lines	(16)	28	(3)	2	(19)	30
Commercial lines	(8)	7	(3)	2	(11)	9
Brokered solutions and collateral protection	(1)	(10)	—	—	(1)	(10)
Run-off Property-Liability	—	2	—	—	—	2
Total prior year reserve reestimates	$(692)	$(376)	$51	$6	$(641)	$(370)

Six months ended June 30,
Auto	$(1,477)	$(653)	$(11)	$(27)	$(1,488)	$(680)
Homeowners	(126)	5	52	17	(74)	22
Specialty lines	(70)	81	22	(5)	(48)	76
Commercial lines	(28)	(24)	—	5	(28)	(19)
Brokered solutions and collateral protection	(7)	(25)	—	—	(7)	(25)
Run-off Property-Liability	—	5	—	—	—	5
Total prior year reserve reestimates	$(1,708)	$(611)	$63	$(10)	$(1,645)	$(621)
(1)Reserve releases are shown in parentheses.
(2)2025 includes $60 million of estimated recoveries related to the Nationwide Reinsurance Program aggregate cover for losses occurring between April 1, 2024 and December 31, 2024.
During the second quarter of 2026, favorable auto severity, excluding catastrophes, reflected improved prior period loss development and better than expected claim outcomes. Auto reserve releases for the second quarter of 2026 included $597 million related to auto injury coverages and $42 million related to other auto coverages. Approximately 51% of auto injury coverage reserve releases related to accident year 2025 and approximately 33% to 2023 and 2024.
During the first six months of 2026, favorable auto severity, excluding catastrophes, reflected improved prior period loss development and better than expected claim outcomes. Auto reserve releases for the first six months of 2026 included $1.27 billion related to auto injury coverages and $205 million related to other auto coverages. Approximately 30% of auto injury coverage reserve releases related to accident year 2025 and approximately 51% to 2023 and 2024.
Second Quarter 2026 Form 10-Q 35

Notes to Condensed Consolidated Financial Statements
For the second quarter of 2026 and first six months of 2026, reserve releases in homeowners were primarily driven by favorable severity assumptions, offset by catastrophe reserve increases. Reserve releases in specialty lines and commercial lines were primarily driven by favorable large loss experience in personal umbrella coverage and improved commercial auto injury severity.

Note 9	Reinsurance and Indemnification

Effects of reinsurance ceded and indemnification programs on property and casualty premiums earned and accident and health insurance premiums and contract charges
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Property and casualty insurance premiums earned	$(689)	$(608)	$(1,294)	$(1,151)
Accident and health insurance premiums and contract charges (1)	(124)	(10)	(256)	(23)

Effects of reinsurance ceded and indemnification programs on property and casualty insurance claims and claims expense and accident, health and other policy benefits
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Property and casualty insurance claims and claims expense (2)	$214	$(141)	$(53)	$(1,826)
Accident, health and other policy benefits (1)	(106)	(9)	(217)	(28)
(1)2026 includes business reinsured to Nationwide Life Insurance Company in connection with the group health sale in the third quarter of 2025.
(2)2025 includes ceded losses related to the Nationwide Reinsurance Program for the California wildfires.
Reinsurance and indemnification recoverables

Reinsurance and indemnification recoverables, net
($ in millions)	June 30, 2026	December 31, 2025
Property and casualty
Paid and due from reinsurers and indemnitors	$206	$267
Unpaid losses estimated (including IBNR)	7,446	8,012
Total property and casualty	$7,652	$8,279
Accident and health insurance	228	222
Total	$7,880	$8,501

Rollforward of credit loss allowance for reinsurance recoverables
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Property and casualty (1) (2)
Beginning balance	$(55)	$(63)	$(54)	$(63)
Decrease (increase) in the provision for credit losses	—	—	(1)	—
Write-offs	—	—	—	—
Ending balance	$(55)	$(63)	$(55)	$(63)
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
The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:
•Employee - severance and relocation benefits
•Exit - contract termination penalties and real estate costs primarily related to accelerated amortization of right-of-use assets and related leasehold improvements at facilities to be vacated
The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges and totaled $7 million and $15 million during the three months ended June 30, 2026 and 2025, respectively, and $12 million and $31 million during the six months ended June 30, 2026 and 2025, respectively. The Company continues to identify ways to improve operating efficiency and reduce costs which may result in additional restructuring charges in the future.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2025	$20	$3	$23
Expense incurred	17	2	19
Adjustments to liability	(3)	(4)	(7)
Payments and non-cash charges	(16)	(1)	(17)
Restructuring liability as of June 30, 2026	$18	$—	$18
As of June 30, 2026, the cumulative amount incurred to date for active programs related to employee severance, relocation benefits and exit expenses totaled $27 million for employee costs and $2 million for exit costs.

Note 11	Guarantees and Contingent Liabilities
Shared markets and state facility assessments
The Company is required to participate in assigned risk plans, reinsurance facilities and joint underwriting associations in various states that provide insurance coverage to individuals or entities that otherwise are unable to purchase such coverage from private insurers.
The Company routinely reviews its exposure to assessments from these plans, facilities and government programs, and underwriting results related to these arrangements tend to be adverse. Because of the Company’s participation, it may be exposed to losses that surpass the capitalization of these facilities or assessments from these facilities.
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
The aggregate liability balance related to all guarantees was immaterial as of June 30, 2026.
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
Second Quarter 2026 Form 10-Q 37

Notes to Condensed Consolidated Financial Statements

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
38 www.allstate.com

Notes to Condensed Consolidated Financial Statements

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
For certain of the matters described below in the "Claims related proceedings” and "Other proceedings” subsections, the Company is able to estimate the reasonably possible loss or range of loss above the amount accrued, if any. In determining whether it is possible to estimate the reasonably possible loss or range of loss, the Company reviews and evaluates the disclosed matters, in conjunction with counsel, in light of potentially relevant factual and legal developments.
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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $51 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
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
The Company is subject to a lawsuit brought by the Oklahoma Attorney General in Cleveland County, Oklahoma District Court in July 2026, which alleges that the Company’s homeowners insurance practices violate the Oklahoma Consumer Protection Act and the Oklahoma Racketeer-Influenced and Corrupt Organizations Act. The suit seeks injunctive relief, restitution, disgorgement, statutory damages, civil penalties and attorneys' fees.
Other proceedings
The Company is subject to lawsuits in the U.S. District Court for the Eastern District of California, including Holland Hewitt v. Allstate Life
Second Quarter 2026 Form 10-Q 39

Notes to Condensed Consolidated Financial Statements

Insurance Company, filed May 2020, related to the alleged failure by former life insurance subsidiaries to comply with certain California statutes which address contractual grace periods and lapse notice requirements for certain life insurance policies. The plaintiffs seek damages and injunctive relief.
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
The Company is subject to a class action lawsuit in the U.S. District Court for the Central District of
California, Canchola, et al v. Allstate Insurance Company, filed March 2023. Plaintiffs generally allege that Allstate owes them business expenses incurred in their operation of Allstate Exclusive Agencies under the California Labor Code because they were misclassified as independent contractors. The Company continues to defend the litigation and oppose plaintiffs’ allegations.
The Company is subject to lawsuits in New York relating to the non-payment of trust preferred securities (“TruPS”), Alesco Preferred Funding VIII, Ltd., et al. v. ACP Re, Ltd., et al. and Preferred Term Securities XXV, Ltd., et al. v. ACP Re, Ltd., et al. Plaintiffs are the holders of TruPS that were issued by companies subsequently acquired by a former National General affiliate. Plaintiffs filed this lawsuit against National General and several other defendants, alleging that they are successors to the TruPS issuers and are responsible for repayment of the principal and interest owed under the TruPS. Plaintiffs assert claims of breach of contract, tortious interference with contract, and fraud against all defendants. The Company denies all allegations and continues to defend plaintiffs’ claims.

Note 12	Benefit Plans

Components of net cost (benefit) for pension and other postretirement plans
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Pension benefits
Service cost	$28	$26	$58	$51
Interest cost	59	59	117	119
Expected return on plan assets	(79)	(78)	(161)	(156)
Costs and expenses	8	7	14	14
Remeasurement of projected benefit obligation	43	55	(39)	108
Remeasurement of plan assets	(190)	(54)	(87)	(31)
Remeasurement (gains) losses	(147)	1	(126)	77
Pension net (benefit) cost	$(139)	$8	$(112)	$91

Postretirement benefits
Service cost	$—	$—	$—	$—
Interest cost	2	2	4	4
Amortization of prior service credit	—	—	(1)	—
Costs and expenses	2	2	3	4
Remeasurement of benefit obligation	1	(1)	(1)	1
Remeasurement (gains) losses	1	(1)	(1)	1
Postretirement net cost	$3	$1	$2	$5

Pension and postretirement benefits
Costs and expenses	$10	$9	$17	$18
Remeasurement (gains) losses	(146)	—	(127)	78
Total net (benefit) cost	$(136)	$9	$(110)	$96
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
40 www.allstate.com

Notes to Condensed Consolidated Financial Statements

investment income and (if applicable) restructuring and related charges on the Condensed Consolidated Statements of Operations.

Pension and postretirement benefits remeasurement gains and losses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Remeasurement of benefit obligation (gains) losses:
Discount rate	$4	$5	$(69)	$64
Other assumptions	40	49	29	45
Remeasurement of plan assets (gains) losses	(190)	(54)	(87)	(31)
Remeasurement (gains) losses	$(146)	$—	$(127)	$78
Remeasurement gains of $146 million for the second quarter of 2026 are primarily related to favorable asset performance compared to expected return on plan assets. Remeasurement gains of $127 million in the first six months of 2026 are primarily related to favorable asset performance compared to expected return on plan assets and an increase in the liability discount rate.
For the second quarter of 2026, the actual return on plan assets was higher than the expected return due to higher public equity valuations. For the first six months of 2026, the actual return on plan assets was higher than the expected return due to higher public equity valuations, partially offset by lower fixed income valuations.
The weighted average discount rate used to measure the pension benefit obligation was 5.73% on June 30, 2026 and March 31, 2026 and increased from 5.52% at December 31, 2025 resulting in gains for the first six months of 2026.

Note 13	Supplemental Cash Flow Information
Non-cash investing activities include $18 million and $27 million related to mergers and exchanges completed with equity securities, fixed income securities, bank loans, commercial mortgages and limited partnerships for the six months ended June 30, 2026 and 2025, respectively. Non-cash investing activities include $3 million related to warrants received as consideration for management services that were exercised, resulting in an increase in equity method investments for the six months ended June 30, 2026. Non-cash investing activities include $1 million related to right-of-use property and equipment obtained in exchange for lease obligations for the six months ended June 30, 2025.
Non-cash financing activities include $38 million and $25 million related to the issuance of Allstate common shares for vested equity awards for the six months ended June 30, 2026 and 2025, respectively.
Cash flows used in operating activities in the Condensed Consolidated Statements of Cash Flows
include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $44 million and $54 million for the six months ended June 30, 2026 and 2025, respectively. Non-cash operating activities include $10 million and $30 million related to right-of-use assets obtained in exchange for lease obligations for the six months ended June 30, 2026 and 2025, respectively.
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
Second Quarter 2026 Form 10-Q 41

Notes to Condensed Consolidated Financial Statements

($ in millions)	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Net change in proceeds managed
Net change in fixed income securities	$(566)	$(204)
Net change in short-term investments	442	327
Operating cash flow (used) provided	(124)	123
Net change in cash	(1)	—
Net change in proceeds managed	$(125)	$123

Net change in liabilities
Liabilities for collateral, beginning of period	$(1,934)	$(2,041)
Liabilities for collateral, end of period	(2,059)	(1,918)
Operating cash flow provided (used)	$125	$(123)

Note 14	Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended June 30,
	2026			2025
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$77	$(20)	$57	$245	$(54)	$191
Less: reclassification adjustment of realized capital gains and losses	(108)	23	(85)	(248)	52	(196)
Unrealized net capital gains and losses	185	(43)	142	493	(106)	387
Unrealized foreign currency translation adjustments	(55)	12	(43)	106	(22)	84
Unamortized pension and other postretirement prior service credit (1)	—	—	—	—	—	—
Discount rate for reserve for future policy benefits	—	—	—	(24)	5	(19)
Other comprehensive income (loss)	$130	$(31)	$99	$575	$(123)	$452

	Six months ended June 30,
	2026			2025
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(534)	$115	$(419)	$629	$(138)	$491
Less: reclassification adjustment of realized capital gains and losses	(55)	12	(43)	(400)	84	(316)
Unrealized net capital gains and losses	(479)	103	(376)	1,029	(222)	807
Unrealized foreign currency translation adjustments	(90)	19	(71)	49	(10)	39
Unamortized pension and other postretirement prior service credit (1)	(1)	—	(1)	—	—	—
Discount rate for reserve for future policy benefits	—	—	—	(18)	4	(14)
Other comprehensive (loss) income	$(570)	$122	$(448)	$1,060	$(228)	$832
(1)    Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.
42 www.allstate.com

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Allstate Corporation
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of June 30, 2026, the related condensed consolidated statements of operations, comprehensive income (loss) and shareholders’ equity for the three-month and six-month periods ended June 30, 2026 and 2025, and of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
August 5, 2026
Second Quarter 2026 Form 10-Q 43

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
Macroeconomic impacts
Macroeconomic factors have and may continue to impact the results of our operations, financial condition and liquidity. These conditions include U.S. government fiscal and monetary policies, tariff measures, major combat operations in Iran, the Russia/Ukraine conflict, supply chain disruptions, volatility in global energy markets and labor availability. Increased oil prices may contribute to higher transportation, manufacturing and repair costs. If sustained, these conditions may change claims frequency in auto coverages and may increase severity in auto and homeowners coverages and place additional pressure on operating costs and consumer affordability. We continue to monitor these conditions and reflect our current expectations in pricing and reserving; however, uncertainty remains regarding the extent and duration of these impacts.
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

44 www.allstate.com

Financial Highlights
($ in millions)

Q1	Q2

Consolidated net income applicable to common shareholders increased $1.16 billion to $3.24 billion in the second quarter of 2026 and increased $3.02 billion to $5.67 billion in the first six months of 2026 compared to the same periods of 2025, primarily due to higher underwriting income and valuation gains on equity investments.
Total revenue increased 11.8% to $18.60 billion in the second quarter of 2026 and increased 7.4% to $35.54 billion in the first six months of 2026 compared to the same periods of 2025, primarily due to higher auto and homeowners insurance policies in force and valuation gains on equity investments.
Net investment income increased $255 million to $1.01 billion in the second quarter of 2026 and increased $339 million to $1.95 billion in the first six months of 2026 compared to the same periods of 2025, primarily due to higher market-based and performance-based investment results.
Investments totaled $87.80 billion as of June 30, 2026, increasing from $83.24 billion as of December 31, 2025.
Allstate shareholders’ equity was $33.70 billion as of June 30, 2026, increasing from $30.61 billion as of December 31, 2025, primarily due to net income, partially offset by common share repurchases, dividends to shareholders and unrealized net capital losses.
Book value per diluted common share (ratio of Allstate common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $123.38 as of June 30, 2026, an increase of 49.7% from $82.40 as of June 30, 2025, and an increase of 13.8% from $108.45 as of December 31, 2025.
Return on average Allstate common shareholders’ equity for the twelve months ended June 30, 2026, was 49.1%, an increase of 19.5 points from 29.6% for the twelve months ended June 30, 2025.
Second Quarter 2026 Form 10-Q 45

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

46 www.allstate.com

Property-Liability Operations

Underwriting results
	Three months ended June 30,		Six months ended June 30,
($ in millions, except ratios)	2026	2025	2026	2025
Premiums written	$15,431	$15,047	$30,056	$29,344

Premiums earned	$14,918	$14,346	$29,720	$28,373
Other revenue	568	504	1,112	992
Total revenue	15,486	14,850	30,832	29,365
Claims and claims expense	(9,668)	(10,084)	(18,660)	(20,744)
Amortization of DAC	(1,840)	(1,742)	(3,661)	(3,474)
Other costs and expenses	(1,928)	(1,685)	(3,763)	(3,386)
Restructuring and related charges	(6)	(13)	(7)	(29)
Amortization of purchased intangibles	(38)	(46)	(77)	(92)
Underwriting income	$2,006	$1,280	$4,664	$1,640

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$1,671	$1,984	$2,899	$4,202
Catastrophe reserve reestimates (1)	51	6	63	(10)
Total catastrophe losses	$1,722	$1,990	$2,962	$4,192

Prior year reserve reestimates, excluding catastrophes (1)	$(692)	$(376)	$(1,708)	$(611)
Prior year reserve reestimates (1)	(641)	(370)	(1,645)	(621)

GAAP operating ratios
Loss ratio	64.8	70.3	62.8	73.1
Expense ratio (2)	21.8	20.8	21.5	21.1
Combined ratio	86.6	91.1	84.3	94.2
Effect of catastrophe losses on combined ratio	11.5	13.9	10.0	14.8
Effect of prior year reserve reestimates on combined ratio	(4.3)	(2.6)	(5.6)	(2.2)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	0.3	—	0.2	—
Effect of restructuring and related charges on combined ratio	—	0.1	—	0.1
Effect of amortization of purchased intangibles on combined ratio	0.3	0.3	0.3	0.3
Effect of Run-off Property-Liability business on combined ratio	—	—	—	—
(1)Reserve releases are shown in parentheses.
(2)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
Second Quarter 2026 Form 10-Q 47

Segment Results Allstate Protection
Allstate Protection Segment

Underwriting results
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Premiums written	$15,431	$15,047	$30,056	$29,344

Premiums earned	$14,918	$14,346	$29,720	$28,373
Other revenue	568	504	1,112	992
Total revenue	15,486	14,850	30,832	29,365
Claims and claims expense	(9,668)	(10,082)	(18,660)	(20,739)
Amortization of DAC	(1,840)	(1,742)	(3,661)	(3,474)
Other costs and expenses	(1,928)	(1,684)	(3,762)	(3,384)
Restructuring and related charges	(6)	(13)	(7)	(29)
Amortization of purchased intangibles	(38)	(46)	(77)	(92)
Underwriting income	$2,006	$1,283	$4,665	$1,647

Catastrophe losses	$1,722	$1,990	$2,962	$4,192
Underwriting income increased $723 million and increased $3.02 billion in the second quarter and first six months of 2026, respectively, compared to the same periods of 2025, primarily due to an increase in premiums earned, lower catastrophe losses and the benefit of prior year reserve releases, partially offset by higher expenses.

Underwriting income (loss)
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Auto	$1,606	$1,331	$3,335	$2,147
Homeowners	226	(76)	911	(527)
Specialty lines (1)	108	(11)	265	(76)
Commercial lines	13	(17)	34	(1)
Brokered solutions and collateral protection (2)	52	54	116	95
Answer Financial	1	2	4	9
Total	$2,006	$1,283	$4,665	$1,647
(1)Includes renters, condominium, landlord, boat, umbrella, manufactured home, scheduled personal property, auto assigned risk and valuable item protection products.
(2)Brokered solutions and collateral protection includes brokered property and casualty and life and annuity products, and lender-placed products.

Change in underwriting results from prior year period - three months ended
($ in millions)
48 www.allstate.com

Allstate Protection Segment Results

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

Premiums written
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Auto	$9,572	$9,533	$19,422	$19,381
Homeowners	4,752	4,395	8,493	7,848
Specialty lines	886	865	1,654	1,594
Commercial lines	121	100	233	194
Brokered solutions and collateral protection	100	154	254	327
Total premiums written	$15,431	$15,047	$30,056	$29,344

Premiums earned
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Auto	$9,644	$9,528	$19,191	$18,875
Homeowners	4,201	3,771	8,365	7,428
Specialty lines	822	779	1,642	1,520
Commercial lines	107	104	208	217
Brokered solutions and collateral protection	144	164	314	333
Total premiums earned	$14,918	$14,346	$29,720	$28,373

Policies in force
	As of June 30,
(In thousands)	2026	2025
Auto	25,951	25,243
Homeowners	7,819	7,596
Specialty lines	4,945	4,885
Commercial lines	182	176
Total	38,897	37,900
Auto insurance premiums written increased $39 million in the second quarter of 2026 compared to the second quarter of 2025 and increased $41 million in the first six months of 2026 compared to the first six months of 2025, primarily due to the following factors:
•Increased new issued applications in all channels
•PIF increased 2.8% or 708 thousand to 25,951 thousand as of June 30, 2026 compared to June 30, 2025
•Lower Allstate brand average premiums resulting from a shift in product mix towards affordable, simple and connected protection
Second Quarter 2026 Form 10-Q 49

Segment Results Allstate Protection
We will pursue rate adjustments in states where we are achieving acceptable returns, while implementing rates where needed to keep pace with increasing costs.

Auto premium measures and statistics
	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
New issued applications (in thousands)
Allstate Protection by channel
Exclusive agency	805	764	5.4%	1,612	1,512	6.6%
Independent agency	745	685	8.8	1,487	1,371	8.5
Direct	797	708	12.6	1,645	1,465	12.3
Total new issued applications	2,347	2,157	8.8%	4,744	4,348	9.1%

Allstate brand average premium	$819	$850	(3.6)%	$826	$852	(3.1)%
Homeowners insurance premiums written increased 8.1% or $357 million in the second quarter of 2026 compared to the second quarter of 2025 and increased 8.2% or $645 million in the first six months of 2026 compared to the first six months of 2025, primarily due to the following factors:
•Higher Allstate brand average premiums resulting from rate increases and inflation in insured home replacement costs, combined with growth in policies in force
•In the six months ended June 30, 2026, rate increases of 4.9% were implemented resulting in a total estimated insurance premium impact of 1.3%, excluding the impact of changes in insured home replacement costs
•PIF increased 2.9% or 223 thousand to 7,819 thousand as of June 30, 2026 compared to June 30,
2025, primarily in the direct and exclusive agency channels, partially offset in the independent agency channel
•Increased new issued applications in all channels
In Florida, we are not writing new homeowners business and completed the non-renewal of certain policies during the second quarter of 2026. In California, we write a limited amount of new homeowners business through North Light Specialty Insurance Company, our excess and surplus lines carrier.
We may not be able to grow in certain states without regulatory or legislative reforms that enable customers to be provided coverage at appropriate risk adjusted returns.

Homeowners premium measures and statistics
	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
New issued applications (in thousands)
Allstate Protection by channel
Exclusive agency	260	251	3.6%	501	483	3.7%
Independent agency	65	48	35.4	101	95	6.3
Direct	86	54	59.3	167	95	75.8
Total new issued applications	411	353	16.4%	769	673	14.3%

Allstate brand average premium	$2,399	$2,267	5.8%	$2,382	$2,241	6.3%
Specialty lines premiums written increased 2.4% or $21 million in the second quarter of 2026 compared to the second quarter of 2025 and increased 3.8% or $60 million in the first six months of 2026 compared to the first six months of 2025, primarily due to increases in landlords and personal umbrella policies, partially offset by a decrease in auto assigned risk policies purchased from other carriers. In Florida, we are not writing new condominium business and we completed the non-renewal of certain policies during the second quarter of 2026.
Commercial lines premiums written increased 21.0% or $21 million in the second quarter of 2026 compared to the second quarter of 2025 and increased 20.1% or $39 million in the first six months of 2026 compared to the first six months of 2025, primarily due to an increase in new issued applications and higher average premiums from current offerings.
Brokered solutions and collateral protection premiums written decreased 35.1% or $54 million in the second quarter of 2026 compared to the second quarter of 2025 and decreased 22.3% or $73 million in the first six months of 2026 compared to the first six months of 2025, due to lower premiums from lender-placed agent business.
GAAP operating ratios include loss ratio, expense ratio and combined ratio to analyze our profitability trends. Frequency and severity changes are used to describe the trends in loss costs.
50 www.allstate.com

Allstate Protection Segment Results

Combined ratios
	Loss ratio		Expense ratio (2)		Combined ratio
	2026	2025	2026	2025	2026	2025
Three months ended June 30,
Auto	61.4	65.0	21.9	21.0	83.3	86.0
Homeowners	72.4	81.2	22.2	20.8	94.6	102.0
Specialty lines (1)	68.5	86.1	18.4	15.3	86.9	101.4
Commercial lines	71.0	84.6	16.9	31.7	87.9	116.3
Brokered solutions and collateral protection	45.8	38.4	18.1	28.7	63.9	67.1

Total	64.8	70.3	21.8	20.8	86.6	91.1
Impact of amortization of purchased intangibles			0.3	0.3	0.3	0.3
Impact of restructuring and related charges			—	0.1	—	0.1

Six months ended June 30,
Auto	61.0	67.1	21.6	21.5	82.6	88.6
Homeowners	67.0	86.4	22.1	20.7	89.1	107.1
Specialty lines (1)	66.2	88.6	17.7	16.4	83.9	105.0
Commercial lines	64.0	71.0	19.7	29.5	83.7	100.5
Brokered solutions and collateral protection	40.5	44.2	22.6	27.3	63.1	71.5

Total	62.8	73.1	21.5	21.1	84.3	94.2
Impact of amortization of purchased intangibles			0.3	0.3	0.3	0.3
Impact of restructuring and related charges			—	0.1	—	0.1
(1)Expense ratio includes other revenue of $42 million and $86 million for the three and six months ended June 30, 2026, respectively, compared to $47 million and $91 million for the three and six months ended June 30, 2025, respectively, for fees on auto assigned risk policies.
(2)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios
	Loss ratio		Effect of catastrophe losses (1) (2)		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2026	2025	2026	2025	2026	2025	2026	2025
Three months ended June 30,
Auto	61.4	65.0	2.2	2.2	(6.7)	(4.5)	(0.1)	(0.2)
Homeowners	72.4	81.2	33.5	42.8	0.9	0.8	1.6	0.5
Specialty lines	68.5	86.1	9.7	19.3	(2.3)	3.9	(0.4)	0.3
Commercial lines	71.0	84.6	0.9	1.9	(10.3)	8.6	(2.8)	1.9
Brokered solutions and collateral protection	45.8	38.4	16.7	7.3	(0.7)	(6.1)	—	—
Total	64.8	70.3	11.5	13.9	(4.3)	(2.6)	0.3	—

Six months ended June 30,
Auto	61.0	67.1	1.6	2.2	(7.8)	(3.6)	(0.1)	(0.2)
Homeowners	67.0	86.4	29.3	46.3	(0.9)	0.3	0.6	0.3
Specialty lines	66.2	88.6	10.4	18.0	(2.9)	5.0	1.4	(0.3)
Commercial lines	64.0	71.0	0.5	2.3	(13.5)	(8.7)	—	2.3
Brokered solutions and collateral protection	40.5	44.2	11.8	15.9	(2.2)	(7.5)	—	—
Total	62.8	73.1	10.0	14.8	(5.6)	(2.2)	0.2	—
(1)The ten-year average effect of total catastrophe losses on the total combined ratio was 13.5 points and 11.0 points in the second quarter and first six months of 2026, respectively.
(2)The ten-year average effect of homeowners catastrophe losses on the total homeowners combined ratio was 43.5 points and 36.0 points in the second quarter and first six months of 2026, respectively.
Auto loss ratio decreased 3.6 points and decreased 6.1 points in the second quarter and first six months of 2026, respectively, compared to the same periods of 2025, driven by the benefit of prior year reserve releases, excluding catastrophes. Estimated report year 2026 incurred claim severity for Allstate brand increased compared to report year 2025 for major coverages, reflecting ongoing inflationary pressures, including rising medical costs and continued increases in attorney representation.
Second Quarter 2026 Form 10-Q 51

Segment Results Allstate Protection
Homeowners loss ratio decreased 8.8 points and decreased 19.4 points in the second quarter and first six months of 2026, respectively, compared to the same periods of 2025, primarily due to increased premiums earned and lower catastrophe losses. Gross claim frequency, excluding catastrophes, increased in the second quarter and first six months of 2026 compared to the same periods of 2025. Paid claim severity, excluding catastrophes, increased in the second quarter and first six months of 2026 compared to the same periods of 2025, primarily due to fire perils. Homeowners paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Specialty lines loss ratio decreased 17.6 points and decreased 22.4 points in the second quarter and first six months of 2026, respectively, compared to the same periods of 2025, primarily due to the benefit of prior year reserve releases, excluding catastrophes, lower catastrophe losses and increased premiums earned.
Commercial lines loss ratio decreased 13.6 points in the second quarter of 2026 compared to the second quarter of 2025, primarily due to prior year reserve releases in the current year compared to prior year reserve strengthening in the prior year. Commercial lines loss ratio decreased 7.0 points in the first six months of 2026 compared to the first six months of 2025, primarily due to lower losses, including the benefit of prior year reserve releases, partially offset by a decrease in premiums earned.
Brokered solutions and collateral protection loss ratio increased 7.4 points in the second quarter of 2026, compared to the second quarter of 2025, primarily due to lower premiums earned and higher catastrophe losses. Brokered solutions and collateral protection loss ratio decreased 3.7 points in the first six months of 2026 compared to the first six months of 2025, primarily due to lower losses, partially offset by a decrease in premiums earned and lower prior year reserve releases.
Catastrophe losses decreased $268 million to $1.72 billion in the second quarter of 2026 compared to the second quarter of 2025. Catastrophe losses decreased $1.23 billion to $2.96 billion in the first six months of 2026 compared to the first six months of 2025. Results in 2025 included $1.11 billion of losses related to the California wildfire events.
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
We are also exposed to man-made catastrophic events, such as wildfires, terrorism, civil unrest, or industrial accidents. The nature and level of catastrophes in any period cannot be reliably predicted.
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
52 www.allstate.com

Allstate Protection Segment Results

Catastrophe losses by the type of event
	Three months ended June 30,				Six months ended June 30,
($ in millions)	Number of events	2026	Number of events	2025	Number of events	2026	Number of events	2025
Wind/hail	41	$1,658	36	$2,026	63	$2,612	50	$3,162
Wildfires	4	30	1	2	4	30	3	1,088
Freeze/other events	—	—	—	—	2	257	—	—
Prior year reserve reestimates (1)		61		(1)		69		50
Prior year aggregate reinsurance recoveries		(10)		7		(6)		(60)
Current year aggregate reinsurance recoveries		—		8		—		(48)
Prior quarter reserve reestimates		(17)		(52)		—		—
Total catastrophe losses	45	$1,722	37	$1,990	69	$2,962	53	$4,192	(2)
(1)Includes reinsurance recoveries.
(2)Gross losses before reinsurance recoverables and reinstatement premiums were $5.22 billion.
The Company is pursuing subrogation recoveries related to the January 2025 California wildfires. No amounts have been recognized for these potential recoveries. Any ultimate recovery is expected to primarily benefit the Company's reinsurers, with the Company's direct benefit principally related to reinsurance reinstatement premiums.
Catastrophe reinsurance The catastrophe reinsurance program is part of our catastrophe management strategy, which is intended to provide shareholders with long-term returns on the risks assumed in our property business, reduce earnings volatility, and provide protection to our customers. The current catastrophe reinsurance program supports our risk and return framework which incorporates robust economic capital modeling and is informed by catastrophe risk models including hurricanes, earthquakes and wildfires. As of June 30, 2026, the modeled 1-in-100 annual aggregate probable maximum loss for hurricane, earthquake and wildfire perils was approximately $3.2 billion, net of reinsurance. We continually review our aggregate risk appetite and the cost and availability of reinsurance to optimize the risk and return profile of this exposure.
Similar to our 2025 program, our 2026 program includes coverage for losses to personal lines property, personal lines automobile, commercial lines property or commercial lines automobile arising out of multiple perils, in addition to hurricanes, earthquakes and wildfires.
The total cost of our property catastrophe reinsurance programs, excluding reinstatement premiums, during the second quarter and first six months of 2026 was $378 million and $686 million, respectively, compared to $305 million and $562 million in the second quarter and first six months of 2025. Catastrophe placement premiums reduce net written and earned premium with approximately 83% of the reduction related to homeowners premium.

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

Excess & Surplus (“E&S”) contract reinsures shake damage resulting from the earthquake peril for personal lines property policies underwritten by North Light, our E&S lines carrier, in California
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
(2)Programs or contracts updated in the second quarter of 2026.
Florida Program Our 2026 Florida Program provides coverage for property policies of CKIC, CKI and affiliated companies for Florida catastrophe events
Second Quarter 2026 Form 10-Q 53

Segment Results Allstate Protection
up to $934 million of property loss less a $30 million retention.
The Florida Program includes reinsurance agreements placed in the traditional market, Florida Hurricane Catastrophe Fund (“FHCF”) and the insurance-linked securities (“ILS”) market as follows:
•Contracts between $30 million and $85 million:
–First event coverage provides $55 million of reinsurance limit, with $25 million placed with traditional reinsurers and $30 million placed as a catastrophe bond, and is not eligible for reinstatement of limits
–Second event coverage is placed with traditional reinsurers, with $55 million of reinsurance limit
•Contracts between $85 million and $369 million:
–Provide $149 million of limits, 90% placed (totaling $134 million of placed limit) for qualifying losses to personal lines property in Florida caused by storms the National Hurricane Center declares to be hurricanes. These contracts inure to the benefit of all other reinsurance and do not have reinstatement provisions
–Provide $150 million of limit placed with traditional reinsurers for a first event, with one automatic reinstatement of limits, with premium due. A separate contract offsets the full amount of this reinstatement premium
•Contracts between $369 million and $719 million provide $350 million of limit placed as two catastrophe bonds and are not eligible for reinstatement of limits.
•Contracts between $719 million and $934 million provide $215 million of limit placed with traditional reinsurers for a first event, with one automatic reinstatement of limits, with additional premium due. A separate contract offsets the full amount of this reinstatement premium.
National General Lender Services Standalone Program is placed in the traditional market and provides coverage for catastrophe events up to $350 million of loss less a $70 million retention, with one automatic reinstatement of limits, with additional premium due. The National General FHCF contract provides additional coverage for Florida hurricane events, for a combined coverage for such catastrophe events of $443 million of loss less a $63 million retention.
National General Flood Excess of Loss Reinsurance Contract provides $60 million of placed limits, subject to a $20 million retention, with one automatic reinstatement of limits, with additional premium due.
Prior year reserve reestimates, including catastrophes, decreased reserves by $641 million in the second quarter of 2026 and $1.65 billion in the first six months of 2026.
During the second quarter of 2026, favorable auto severity, excluding catastrophes, reflected improved prior period loss development and better than expected claim outcomes. Auto reserve releases for the second quarter of 2026 included $597 million related to auto injury coverages and $42 million related to other auto coverages. Approximately 51% of auto injury coverage reserve releases related to accident year 2025 and approximately 33% to 2023 and 2024.
During the first six months of 2026, favorable auto severity, excluding catastrophes, reflected improved prior period loss development and better than expected claim outcomes. Auto reserve releases during the first six months of 2026 included $1.27 billion related to auto injury coverages and $205 million related to other auto coverages. Approximately 30% of auto injury coverage reserve releases related to accident year 2025 and approximately 51% to 2023 and 2024.
For the second quarter and first six months of 2026, reserve releases in homeowners were primarily driven by favorable severity assumptions, offset by catastrophe reserve increases. Reserve releases in specialty lines and commercial lines were primarily driven by favorable large loss experience in personal umbrella coverage and improved commercial auto injury severity.
For a more detailed discussion on reinsurance and reserve reestimates, see Note 8 of the condensed consolidated financial statements.
54 www.allstate.com

Allstate Protection Segment Results

Prior year reserve reestimates
	Three months ended June 30,				Six months ended June 30,
	Prior year reserve reestimates (1)		Effect on combined ratio (2)		Prior year reserve reestimates (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2026	2025	2026	2025	2026	2025	2026	2025
Auto	$(648)	$(431)	(4.3)	(3.0)	$(1,488)	$(680)	(5.0)	(2.4)
Homeowners	38	30	0.2	0.2	(74)	22	(0.3)	0.1
Specialty lines	(19)	30	(0.1)	0.2	(48)	76	(0.2)	0.3
Commercial lines	(11)	9	(0.1)	0.1	(28)	(19)	(0.1)	(0.1)
Brokered solutions and collateral protection	(1)	(10)	—	(0.1)	(7)	(25)	—	(0.1)
Total Allstate Protection	$(641)	$(372)	(4.3)	(2.6)	$(1,645)	$(626)	(5.6)	(2.2)
(1)Reserve releases are shown in parentheses.
(2)Ratios are calculated using Allstate Protection premiums earned.
Expense ratio increased 1.0 point and increased 0.4 points in the second quarter and first six months of 2026, respectively, compared to the same periods of 2025 primarily due to higher advertising and legal expenses, partially offset by higher earned premium growth relative to costs.

Impact of specific costs and expenses on the expense ratio
	Three months ended June 30,			Six months ended June 30,
($ in millions, except ratios)	2026	2025	Change	2026	2025	Change
Amortization of DAC	$1,840	$1,742	$98	$3,661	$3,474	$187
Advertising expense	524	442	82	1,068	965	103
Other costs and expenses, net of other revenue	836	738	98	1,582	1,427	155
Amortization of purchased intangibles	38	46	(8)	77	92	(15)
Restructuring and related charges	6	13	(7)	7	29	(22)
Total underwriting expenses	$3,244	$2,981	$263	$6,395	$5,987	$408

Premiums earned	$14,918	$14,346	$572	$29,720	$28,373	$1,347

Expense ratio
Amortization of DAC	12.3	12.1	0.2	12.3	12.2	0.1
Advertising expense	3.5	3.1	0.4	3.6	3.4	0.2
Other costs and expenses, net of other revenue	5.7	5.2	0.5	5.3	5.1	0.2
Subtotal	21.5	20.4	1.1	21.2	20.7	0.5
Amortization of purchased intangibles	0.3	0.3	—	0.3	0.3	—
Restructuring and related charges	—	0.1	(0.1)	—	0.1	(0.1)
Total expense ratio	21.8	20.8	1.0	21.5	21.1	0.4
Second Quarter 2026 Form 10-Q 55

Segment Results Run-off Property-Liability
Run-off Property-Liability Segment

Underwriting results
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Claims and claims expense	$—	$(2)	$—	$(5)
Operating costs and expenses	—	(1)	(1)	(2)
Underwriting loss	$—	$(3)	$(1)	$(7)

Reserves for asbestos, environmental and other run-off claims before and after the effects of reinsurance
($ in millions)	June 30, 2026	December 31, 2025
Asbestos claims
Gross reserves	$1,031	$1,098
Reinsurance	(297)	(329)
Net reserves	734	769
Environmental claims
Gross reserves	297	302
Reinsurance	(54)	(55)
Net reserves	243	247
Other run-off claims
Gross reserves	457	452
Reinsurance	(52)	(36)
Net reserves	405	416
Total
Gross reserves	1,785	1,852
Reinsurance	(403)	(420)
Net reserves	$1,382	$1,432

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	June 30, 2026	December 31, 2025
Direct excess commercial insurance
Gross reserves	$1,018	$1,063
Reinsurance	(326)	(341)
Net reserves	692	722
Assumed reinsurance coverage
Gross reserves	572	584
Reinsurance	(54)	(54)
Net reserves	518	530
Direct primary commercial insurance
Gross reserves	92	98
Reinsurance	(22)	(24)
Net reserves	70	74
Unallocated loss adjustment expenses
Gross reserves	103	107
Reinsurance	(1)	(1)
Net reserves	102	106
Total
Gross reserves	1,785	1,852
Reinsurance	(403)	(420)
Net reserves	$1,382	$1,432
56 www.allstate.com

Run-off Property-Liability Segment Results

Percentage of gross and ceded reserves by case and incurred but not reported (“IBNR”)
	June 30, 2026		December 31, 2025
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	69%	31%	57%	43%
Ceded (2)	82	18	66	34
Assumed reinsurance coverage
Gross reserves	33	67	32	68
Ceded	40	60	44	56
Direct primary commercial insurance
Gross reserves	40	60	38	62
Ceded	76	24	72	28
(1)Approximately 57% and 66% of gross case reserves as of June 30, 2026 and December 31, 2025, respectively, are subject to settlement agreements that define and limit our obligations.
(2)Approximately 62% and 73% of ceded case reserves as of June 30, 2026 and December 31, 2025, respectively, are subject to settlement agreements that define and limit our obligations.

Gross payments from case reserves by type of exposure
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Direct excess commercial insurance
Gross (1)	$24	$34	$46	$60
Ceded (2)	(9)	(10)	(18)	(21)
Assumed reinsurance coverage
Gross	8	10	12	16
Ceded	—	(1)	—	(1)
Direct primary commercial insurance
Gross	4	1	5	2
Ceded	(1)	(1)	(2)	(1)
(1)In the second quarter and first six months of 2026, 86% and 87% of payments related to settlement agreements, respectively, compared to 93% and 91% in the second quarter and first six months of 2025, respectively.
(2)In the second quarter and first six months of 2026, 94% of payments related to settlement agreements compared to 94% and 93% in the second quarter and first six months of 2025, respectively.
Total net reserves as of June 30, 2026, included $653 million or 47% of estimated IBNR reserves compared to $761 million or 53% of estimated IBNR reserves as of December 31, 2025.
Total gross payments were $36 million and $63 million for the second quarter and first six months of 2026, respectively, compared to $45 million and $78 million for the second quarter and first six months of 2025, respectively. Payments primarily related to settlement agreements reached with several insureds on large claims, mainly asbestos-related losses, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds.
Second Quarter 2026 Form 10-Q 57

Segment Results Protection Services
Protection Services Segment

Summarized financial information
($ in millions)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Premiums written	$769	$733	$1,496	$1,390

Revenues
Premiums	$752	$695	$1,503	$1,366
Other revenue	123	111	240	239
Intersegment insurance premiums and service fees (1)	35	36	66	73
Net investment income	25	25	48	49
Total revenue	935	867	1,857	1,727

Costs and expenses
Claims and claims expense	(198)	(170)	(397)	(331)
Amortization of DAC	(356)	(328)	(704)	(646)
Operating costs and expenses	(310)	(290)	(619)	(599)
Restructuring and related charges	—	(1)	(4)	(1)

Income tax expense on operations	(19)	(18)	(34)	(35)

Less: noncontrolling interest	(1)	—	(1)	—

Adjusted net income	$53	$60	$100	$115

Protection Plans	$42	$51	$83	$96
Roadside	13	11	25	22
Dealer Services	3	4	8	8
Identity Protection	2	2	3	3
Arity	(7)	(8)	(19)	(14)
Adjusted net income	$53	$60	$100	$115

Policies in force
Protection Plans			168,703	162,315
Roadside			1,520	988
Dealer Services			3,601	3,697
Identity Protection			2,719	2,669
Policies in force as of June 30 (in thousands)			176,543	169,669
(1)Primarily related to Arity and Roadside and are eliminated in our condensed consolidated financial statements.
Premiums written increased 4.9% or $36 million in the second quarter of 2026 and increased 7.6% or $106 million in the first six months of 2026 compared to the same periods of 2025, primarily due to continued growth at Protection Plans.
Adjusted net income decreased 11.7% or $7 million in the second quarter of 2026 and decreased 13.0% or $15 million in the first six months of 2026 compared to the same periods of 2025, primarily reflecting lower margins on major appliances at Protection Plans.
PIF increased 4.1% or 7 million as of June 30, 2026 compared to June 30, 2025 due to growth at Protection Plans.
Other revenue increased 10.8% or $12 million in the second quarter of 2026 compared to the second quarter of 2025, primarily due to higher lead generation revenue at Arity.
Intersegment premiums and service fees decreased 9.6% or $7 million in the first six months of
2026 compared to the first six months of 2025, primarily driven by Arity and Roadside.
Claims and claims expense increased 16.5% or $28 million in the second quarter of 2026 and increased 19.9% or $66 million in the first six months of 2026 compared to the same periods of 2025, primarily driven by increased loss costs at Protection Plans.
Amortization of DAC increased 8.5% or $28 million in the second quarter of 2026 and increased 9.0% or $58 million in the first six months of 2026 compared to the same periods of 2025, driven by growth at Protection Plans.
Operating costs and expenses increased 6.9% or $20 million in the second quarter of 2026 and increased 3.3% or $20 million in the first six months of 2026 compared to the same periods of 2025, primarily due to expenses related to growth at Protection Plans.
58 www.allstate.com

Investments
Investments

Portfolio composition and strategy (1)
	June 30, 2026
($ in millions)	Property-Liability	Protection Services	Corporate and all other	Total
Fixed income securities (2)	$51,476	$1,707	$7,626	$60,809
Equity securities (3)	9,324	500	1,335	11,159
Mortgage loans, net	842	—	—	842
Limited partnership interests	8,961	—	6	8,967
Short-term investments (4)	3,551	321	1,000	4,872
Other investments, net	1,153	—	—	1,153
Total	$75,307	$2,528	$9,967	$87,802
Percent to total	85.8%	2.9%	11.3%	100.0%

Market-based	$65,617	$2,488	$9,925	$78,030
Performance-based	9,690	40	42	9,772
Total	$75,307	$2,528	$9,967	$87,802
(1)    Balances reflect the elimination of related-party investments between segments.
(2)    Fixed income securities are carried at fair value. Amortized cost, net for these securities was $51.54 billion, $1.71 billion, $7.66 billion and $60.90 billion for Allstate Protection and Run-off Property-Liability, Protection Services, Corporate and all other, and in total, respectively.
(3)    Equity securities are carried at fair value. The fair value of equity securities held as of June 30, 2026, was $1.09 billion in excess of cost. Equity securities include $2.88 billion of funds with underlying investments in fixed income and short-term securities as of June 30, 2026.
(4)    Short-term investments are carried at fair value.
Investments totaled $87.80 billion as of June 30, 2026, increasing from $83.24 billion as of December 31, 2025, primarily due to operating cash flows.
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
Private credit exposure We define private credit as investments in asset-based financing arrangements, corporate credit excluding SEC Rule 144a and similar exposures, and certain consumer lending exposures. Our private credit investments are primarily originated by third-party asset managers with global credit platforms and are generally secured by collateral, with 93% rated investment grade. Mortgage loans consist of residential loans, which are secured by collateral and have recourse to the borrower.
The following table reflects investments as of June 30, 2026 in private credit by investment type.

Private credit investments
	As of June 30, 2026
($ in millions)	Fixed income securities (1)	Bank loans (1)	Mortgage loans	Total
Asset-based financing	$84	$291	$342	$717
Corporate credit	160	178	—	338
Total carrying value	$244	$469	$342	$1,055
(1)    93% of fixed income securities and 93% of bank loans were rated investment grade.
Given this composition, the portfolio is well positioned in the current market environment, with risk characteristics that differ from areas of the private credit market experiencing heightened volatility.
Second Quarter 2026 Form 10-Q 59

Investments

Portfolio composition by investment strategy
	June 30, 2026
($ in millions)	Market- based	Performance-based	Total
Fixed income securities	$60,703	$106	$60,809
Equity securities	10,806	353	11,159
Mortgage loans, net	842	—	842
Limited partnership interests	256	8,711	8,967
Short-term investments	4,872	—	4,872
Other investments, net	551	602	1,153
Total	$78,030	$9,772	$87,802
Percent to total	88.9%	11.1%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$(93)	$—	$(93)
Short-term investments	(2)	—	(2)
Other investments	(2)	—	(2)
Total	$(97)	$—	$(97)
Fixed income securities

Fixed income securities by type
	Fair value as of
($ in millions)	June 30, 2026	December 31, 2025
U.S. government and agencies	$12,351	$18,133
Municipal	6,334	5,643
Corporate	36,407	30,401
Foreign government	1,625	1,460
Asset-backed securities (“ABS”)	1,971	1,352
Mortgage-backed securities (“MBS”)	2,121	2,126
Total fixed income securities	$60,809	$59,115
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
As of June 30, 2026, 92.2% of the consolidated fixed income securities portfolio was rated investment grade. Credit ratings below these designations are considered lower credit quality or below investment grade, which includes high yield bonds.
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
60 www.allstate.com

Investments

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	June 30, 2026
	NAIC 1		NAIC 2		NAIC 3
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$12,351	$(91)	$—	$—	$—	$—
Municipal	6,121	49	210	1	—	—
Corporate
Public	7,855	(10)	14,958	(40)	613	1
Privately placed	2,987	(5)	5,932	1	2,492	8
Total corporate	10,842	(15)	20,890	(39)	3,105	9
Foreign government	1,520	(2)	105	1	—	—
ABS	1,757	(7)	160	—	15	—
MBS	2,121	(3)	—	—	—	—
Total fixed income securities	$34,712	$(69)	$21,365	$(37)	$3,120	$9

	NAIC 4		NAIC 5-6		Total
	B		CCC and lower
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$12,351	$(91)
Municipal	—	—	3	2	6,334	52
Corporate
Public	88	—	—	—	23,514	(49)
Privately placed	1,338	2	144	(2)	12,893	4
Total corporate	1,426	2	144	(2)	36,407	(45)
Foreign government	—	—	—	—	1,625	(1)
ABS	1	—	38	2	1,971	(5)
MBS	—	—	—	—	2,121	(3)
Total fixed income securities	$1,427	$2	$185	$2	$60,809	$(93)
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
Equity securities of $11.16 billion primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust (“REITs”) equity investments. Exchange traded and mutual funds that have fixed income and short-term securities as their underlying investments total $2.88 billion as of June 30, 2026.
Mortgage loans of $842 million comprise loans secured by first mortgages on developed commercial real estate of $548 million and residential mortgage loans of $294 million. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.
Limited partnership interests include $7.09 billion of interests in private equity funds, $1.62 billion of interests in real estate funds and $256 million of interests in other funds as of June 30, 2026. We have commitments to invest additional amounts in limited partnership interests totaling $3.07 billion as of June 30, 2026.
Other investments include $575 million of direct investments in real estate and $564 million of bank loans, net as of June 30, 2026. We have commitments to invest additional amounts in bank loans totaling $172 million as of June 30, 2026.
Second Quarter 2026 Form 10-Q 61

Investments

Unrealized net capital gains (losses)
	June 30,	December 31,
($ in millions)	2026	2025
U.S. government and agencies	$(91)	$(32)
Municipal	52	26
Corporate	(45)	351
Foreign government	(1)	(4)
ABS	(5)	4
MBS	(3)	40
Fixed income securities	(93)	385
Short-term investments	(2)	(1)
Derivatives	(2)	(2)
Unrealized net capital gains and losses, pre-tax	$(97)	$382

Gross unrealized gains (losses) on fixed income securities by type and sector
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
June 30, 2026
Corporate
Banking	$4,422	$35	$(27)	$4,430
Basic industry	1,530	10	(12)	1,528
Capital goods	3,603	35	(37)	3,601
Communications	2,957	20	(45)	2,932
Consumer goods (cyclical and non-cyclical)	6,963	64	(55)	6,972
Energy	4,160	40	(28)	4,172
Financial services	2,429	17	(26)	2,420
Technology	2,853	18	(52)	2,819
Transportation	1,172	8	(11)	1,169
Utilities	5,906	60	(54)	5,912
Other	457	3	(8)	452
Total corporate fixed income portfolio	36,452	310	(355)	36,407
U.S. government and agencies	12,442	12	(103)	12,351
Municipal	6,282	92	(40)	6,334
Foreign government	1,626	13	(14)	1,625
ABS	1,976	7	(12)	1,971
MBS	2,124	11	(14)	2,121
Total fixed income securities	$60,902	$445	$(538)	$60,809
62 www.allstate.com

Investments

Gross unrealized gains (losses) on fixed income securities by type and sector
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
December 31, 2025
Corporate
Banking	$3,720	$83	$(11)	$3,792
Basic industry	1,028	19	(9)	1,038
Capital goods	3,142	64	(22)	3,184
Communications	2,195	38	(21)	2,212
Consumer goods (cyclical and non-cyclical)	6,097	124	(42)	6,179
Energy	2,715	55	(17)	2,753
Financial services	2,430	39	(21)	2,448
Technology	2,956	40	(47)	2,949
Transportation	831	14	(6)	839
Utilities	4,465	104	(27)	4,542
Other	471	5	(11)	465
Total corporate fixed income portfolio	30,050	585	(234)	30,401
U.S. government and agencies	18,165	43	(75)	18,133
Municipal	5,617	87	(61)	5,643
Foreign government	1,464	13	(17)	1,460
ABS	1,348	8	(4)	1,352
MBS	2,086	41	(1)	2,126
Total fixed income securities	$58,730	$777	$(392)	$59,115
In general, gross unrealized losses are related to an increase in market yields, which may include increased risk-free interest rates and wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

Equity securities by sector
	June 30, 2026			December 31, 2025
($ in millions)	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value

Banking	$369	$52	$421	$298	$58	$356
Basic industry	149	16	165	105	7	112
Capital goods	563	120	683	412	12	424
Communications	339	(12)	327	333	19	352
Consumer goods	1,490	104	1,594	1,107	22	1,129
Energy	255	41	296	187	8	195
Financial services	438	36	474	357	17	374
REITs	209	49	258	163	24	187
Technology	1,961	588	2,549	2,039	133	2,172
Transportation	79	19	98	51	2	53
Utilities	202	—	202	167	(4)	163
Other	4	(1)	3	5	(2)	3
Directly held equity securities	6,058	1,012	7,070	5,224	296	5,520
Funds
Equities	1,139	74	1,213	1,544	67	1,611
Fixed income and short-term	2,874	2	2,876	1,257	8	1,265
Other	—	—	—	1	1	2
Total funds	4,013	76	4,089	2,802	76	2,878
Total equity securities	$10,071	$1,088	$11,159	$8,026	$372	$8,398
Second Quarter 2026 Form 10-Q 63

Investments

Net investment income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Fixed income securities	$710	$602	$1,376	$1,210
Equity securities	54	17	95	37
Mortgage loans	12	9	24	19
Limited partnership interests	240	74	446	268
Short-term investments	48	97	107	169
Other investments	28	24	54	45
Investment income, before expense	1,092	823	2,102	1,748
Investment expense
Investee level expenses	(16)	(11)	(28)	(21)
Securities lending expense	(17)	(21)	(34)	(43)
Operating costs and expenses	(50)	(37)	(93)	(76)
Total investment expense	(83)	(69)	(155)	(140)
Net investment income	$1,009	$754	$1,947	$1,608

Market-based	$837	$733	$1,628	$1,452
Performance-based	255	90	474	296
Investment income, before expense	$1,092	$823	$2,102	$1,748
Net investment income increased 33.8% or $255 million in the second quarter of 2026 and increased 21% or $339 million in the first six months of 2026 compared to the same periods of 2025, primarily related to higher market-based income resulting from higher average investment balances and improved performance-based investment results.

Performance-based investment income
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Private equity	$143	$74	$254	$177
Real estate	112	16	220	119
Total performance-based income before investee level expenses	$255	$90	$474	$296

Investee level expenses (1)	(16)	(11)	(28)	(21)
Total performance-based income	$239	$79	$446	$275
(1)Investee level expenses include asset level operating expenses on directly held real estate and other consolidated investments reported in investment expense.
Performance-based investment income increased $160 million in the second quarter of 2026 and increased 62.2% or $171 million in the first six months of 2026 compared to the same periods of 2025 primarily due to higher real estate and private equity valuation increases. Income in the second quarter of 2026 was concentrated among a small number of investments, with the top 10 investments contributing approximately 88% of performance-based income, while the broader portfolio generated modest returns.
Performance-based investment results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales. The Company typically employs a lag in recording and recognizing changes in valuations of limited partnership interests due to the availability of investee financial statements. As a result, performance-based income in the second quarter of 2026 is primarily comprised of operating and market performance and results of our investments for the three months ended March 31, 2026, and may not reflect all economic conditions, including the effects of macroeconomic impacts referred to in the Highlights section of MD&A.
64 www.allstate.com

Investments

Components of net gains (losses) on investments and derivatives and the related tax effect
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Sales	$(80)	$(245)	$(84)	$(382)
Credit losses (1)	(18)	(4)	(25)	(80)
Valuation change of equity investments - appreciation (decline):
Equity securities	1,157	163	793	46
Equity fund investments in fixed income securities and short-term investments	1	1	(16)	6
Limited partnerships (2)	21	6	14	1
Total valuation of equity investments	1,179	170	791	53
Valuation change and settlements of derivatives	(26)	(65)	(32)	(84)
Net gains (losses) on investments and derivatives, pre-tax	1,055	(144)	650	(493)
Income tax (expense) benefit	(226)	32	(141)	105
Net gains (losses) on investments and derivatives, after-tax	$829	$(112)	$509	$(388)

Market-based (1)	$1,032	$(168)	$642	$(489)
Performance-based	23	24	8	(4)
Net gains (losses) on investments and derivatives, pre-tax	$1,055	$(144)	$650	$(493)
(1)2025 includes losses recorded for variable interests in Reciprocal Exchanges. See Note 7 for further details.
(2)Relates to limited partnerships where the underlying assets are predominately public equity securities.
Net gains on investments and derivatives in the second quarter and first six months of 2026 primarily related to valuation gains on equity investments. These gains were slightly offset by losses on sales of fixed income securities in connection with ongoing portfolio management, net losses on valuation change and settlements of derivatives primarily related to interest rate futures used to manage duration, and credit losses.

Net gains (losses) on performance-based investments and derivatives
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Sales	$39	$6	$35	$(3)
Credit losses	(15)	(4)	(22)	(11)
Valuation change of equity investments	(2)	59	(16)	66
Valuation change and settlements of derivatives	1	(37)	11	(56)
Total performance-based	$23	$24	$8	$(4)

Second Quarter 2026 Form 10-Q 65

Capital Resources and Liquidity

Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	June 30, 2026	December 31, 2025
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$33,891	$30,355
Accumulated other comprehensive (loss) income	(193)	255
Total Allstate shareholders’ equity	33,698	30,610
Debt (1)	7,492	7,490
Total capital resources	$41,190	$38,100
Ratio of debt to Allstate shareholders’ equity	22.2%	24.5%
Ratio of debt to capital resources	18.2	19.7
(1)Net of debt issuance costs of $49 million and $51 million as of June 30, 2026 and December 31, 2025, respectively.
Allstate shareholders’ equity increased in the first six months of 2026, primarily due to net income, partially offset by common share repurchases, dividends to shareholders and unrealized net capital losses. In the six months ended June 30, 2026, we paid dividends of $541 million and $59 million related to our common and preferred shares, respectively.
Debt maturities We have $550 million of debt that is scheduled to mature in December 2026.

Debt maturities for each of the next five years and thereafter (excluding issuance costs)
($ in millions)
2027	$—
2028	—
2029	500
2030	600
2031	—
Thereafter	5,891
Total long-term debt principal	$6,991
Common share repurchases On February 4, 2026, the Board of Directors authorized a common share repurchase program for $4.00 billion which must be completed by February 29, 2028. As of June 30, 2026, there was $2.60 billion remaining on the $4.00 billion common share repurchase program.
During the first six months of 2026, we repurchased 8 million common shares, or 3.0% of total common shares outstanding at December 31, 2025, for $1.66 billion.
Common shareholder dividends On January 2, 2026 and April 1, 2026, we paid a common shareholder dividend of $1.00 and $1.08, respectively. On May 22, 2026, we declared a common shareholder dividend of $1.08 payable on July 1, 2026.
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
Liquidity sources and uses We actively manage our financial position and liquidity levels in light of changing market, economic and business conditions. Liquidity is managed at both the entity and enterprise level across the Company and is assessed on both base and stressed level liquidity needs. We believe we have sufficient liquidity to meet these needs. As of June 30, 2026, we held $28.47 billion of cash, U.S. government and agencies fixed income securities, public equity securities and short-term investments, which we would expect to be able to liquidate within one week.
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
66 www.allstate.com

Capital Resources and Liquidity
eligible subsidiaries at any given point in time is limited to $1.00 billion. The Corporation may use commercial paper borrowings, bank lines of credit and securities lending to fund intercompany borrowings.
Parent company capital capacity At the parent holding company level, we have deployable assets totaling $9.45 billion as of June 30, 2026, primarily comprised of cash and short-term, fixed income and equity securities that are generally saleable within one quarter. The earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
Based on the greater of 2025 statutory net income or 10% of actual December 31, 2025 statutory surplus, the maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time through February 2027, is $7.98 billion, less dividends paid during the preceding twelve months measured at that point in time. During the first six months of 2026, $4.00 billion of dividends have been paid.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first six months of 2026, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:
•The Corporation and AIC have access to a $750 million unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is November 2027. The facility is fully subscribed among 11 lenders with the largest commitment being $95 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 13.9% as of June 30, 2026. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2026.
•To cover short-term cash needs, the Corporation has access to a commercial paper facility with a borrowing capacity limited to any undrawn credit facility balance up to $750 million.
•As of June 30, 2026, there were no balances outstanding for the credit facility or the commercial paper facility, and therefore the remaining borrowing capacity was $750 million.
•The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that was filed on April 30, 2024 and expires in 2027. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 646 million shares of treasury stock as of June 30, 2026), preferred stock, depositary shares, warrants, stock purchase contracts and stock purchase units. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
Second Quarter 2026 Form 10-Q 67

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
Changes in Internal Control over Financial Reporting During the second quarter of 2026, we completed an upgrade of our existing Enterprise Resource Planning (“ERP”) system to enhance functionality and improve integration with other business processes. In connection with this upgrade, we have made changes to our internal control over financial reporting to address impacted processes. Other than these changes related to the ERP upgrade, there have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
68 www.allstate.com

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

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum approximate dollar value that may yet be purchased under the plans or programs (3)
April 1, 2026 - April 30, 2026
Open Market Purchases	1,105,884	$213.25	1,105,467
May 1, 2026 - May 31, 2026
Open Market Purchases	1,855,452	$215.76	1,853,400
June 1, 2026 - June 30, 2026
Open Market Purchases	1,840,515	$221.92	1,838,500
Total	4,801,851	$217.54	4,797,367	$2.60	billion
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
April: 417
May: 2,052
June: 2,015
(2)From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.
(3)On February 4, 2026, the Board of Directors authorized a common share repurchase program for $4.00 billion which must be completed by February 29, 2028.
Item 5. Other Information
During the three months ended June 30, 2026, no director or officer who is required to file reports under Section 16 of the Securities Exchange Act adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Second Quarter 2026 Form 10-Q 69

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

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 5, 2026, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
70 www.allstate.com

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

August 5, 2026	By	/s/ Eric K. Ferren
Eric K. Ferren
Senior Vice President, Controller and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

Second Quarter 2026 Form 10-Q 71