Form 10-Q
period 2026-09-30
ALLSTATE CORP
filed 2026-11-04
CIK 899051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 19, 2026, the registrant had 247,449,496 common shares, $.01 par value, outstanding.

The Allstate Corporation
Index to Quarterly Report on Form 10-Q
September 30, 2026

Condensed Consolidated Financial Statements
Part I. Financial Information
Item 1. Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

(In millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues
Property and casualty insurance premiums	$15,856	$15,253	$47,079	$44,992
Accident and health insurance premiums and contract charges	136	110	406	832
Other revenue	724	691	2,171	2,200
Net investment income	1,177	949	3,124	2,557
Net gains (losses) on investments and derivatives	(545)	252	105	(241)
Total revenues	17,348	17,255	52,885	50,340

Costs and expenses
Property and casualty insurance claims and claims expense	9,943	8,654	28,990	29,718
Accident, health and other policy benefits	77	67	225	588
Amortization of deferred policy acquisition costs	2,220	2,101	6,600	6,264
Operating costs and expenses	2,336	2,265	6,876	6,645
Pension and other postretirement remeasurement (gains) losses	(28)	(108)	(155)	(30)
Restructuring and related charges	40	17	52	48
Amortization of purchased intangibles	46	59	139	175
Interest expense	97	101	291	301
Total costs and expenses	14,731	13,156	43,018	43,709

Gain on disposition of operations	—	720	—	1,610

Income from operations before income tax expense	2,617	4,819	9,867	8,241

Income tax expense	537	1,075	2,058	1,802

Net income	2,080	3,744	7,809	6,439

Less: Net income (loss) attributable to noncontrolling interest	1	(2)	2	(11)

Net income attributable to Allstate	2,079	3,746	7,807	6,450

Less: Preferred stock dividends	29	29	88	88

Net income applicable to common shareholders	$2,050	$3,717	$7,719	$6,362

Earnings per common share:
Net income applicable to common shareholders per common share - Basic	$8.15	$14.13	$30.20	$24.07
Weighted average common shares - Basic	251.6	263.1	255.6	264.3
Net income applicable to common shareholders per common share - Diluted	$8.03	$13.95	$29.79	$23.76
Weighted average common shares - Diluted	255.3	266.4	259.1	267.8
See notes to condensed consolidated financial statements.
Third Quarter 2026 Form 10-Q 1

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$2,080	$3,744	$7,809	$6,439

Other comprehensive (loss) income, after-tax
Changes in:
Unrealized net capital gains and losses	(1,945)	315	(2,321)	1,122
Unrealized foreign currency translation adjustments	(10)	40	(81)	79
Unamortized pension and other postretirement prior service credit	—	(1)	(1)	(1)
Discount rate for reserve for future policy benefits	—	1	—	(13)
Other comprehensive (loss) income, after-tax	(1,955)	355	(2,403)	1,187

Comprehensive income	125	4,099	5,406	7,626
Less: Comprehensive income (loss) attributable to noncontrolling interest	1	(2)	2	(8)
Comprehensive income attributable to Allstate	$124	$4,101	$5,404	$7,634
See notes to condensed consolidated financial statements.
2 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Financial Position (unaudited)

($ in millions, except par value data)	September 30, 2026	December 31, 2025
Assets
Investments
Fixed income securities, at fair value (amortized cost, net $62,818 and $58,730)	$60,246	$59,115
Equity securities, at fair value (cost $9,200 and $8,026)	10,172	8,398
Mortgage loans, net	1,040	879
Limited partnership interests	9,058	8,844
Short-term, at fair value (amortized cost $5,781 and $4,888)	5,779	4,887
Other investments, net	1,080	1,114
Total investments	87,375	83,237
Cash	549	678
Premium installment receivables, net	12,376	11,474
Deferred policy acquisition costs	6,213	6,163
Reinsurance and indemnification recoverables, net	7,724	8,501
Accrued investment income	722	708
Deferred income taxes	235	—
Property and equipment, net	589	627
Goodwill	3,118	3,118
Receivable for securities sold	3,750	133
Other assets, net	5,198	5,119
Total assets	127,849	119,758
Liabilities
Reserve for property and casualty insurance claims and claims expense	40,796	41,079
Unearned premiums	30,378	29,080
Claim payments outstanding	1,661	1,419
Deferred income taxes	—	227
Payable for securities purchased	4,241	49
Other liabilities and accrued expenses	10,987	9,825
Debt	7,494	7,490
Total liabilities	95,557	89,169
Commitments and Contingent Liabilities (Note 11)
Equity
Preferred stock and additional capital paid-in, $1 par value, 25 million shares authorized, 82.0 thousand shares issued and outstanding, $2,050 aggregate liquidation preference	2,001	2,001
Common stock, $.01 par value, 2.0 billion shares authorized and 900 million issued, 249 million and 260 million shares outstanding	9	9
Additional capital paid-in	4,257	4,158
Retained income	69,282	62,393
Treasury stock, at cost (651 million and 640 million shares)	(41,090)	(38,206)
Accumulated other comprehensive income (loss):
Unrealized net capital gains and losses	(2,024)	297
Unrealized foreign currency translation adjustments	(136)	(55)
Unamortized pension and other postretirement prior service credit	10	11
Discount rate for reserve for future policy benefits	2	2
Total accumulated other comprehensive (loss) income	(2,148)	255
Total Allstate shareholders’ equity	32,311	30,610
Noncontrolling interest	(19)	(21)
Total equity	32,292	30,589
Total liabilities and equity	$127,849	$119,758
See notes to condensed consolidated financial statements.
Third Quarter 2026 Form 10-Q 3

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

($ in millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Preferred stock par value	$—	$—	$—	$—
Preferred stock additional capital paid-in	2,001	2,001	2,001	2,001

Common stock par value	9	9	9	9
Common stock additional capital paid-in
Balance, beginning of period	4,219	4,084	4,158	4,029
Equity incentive plans activity, net	38	33	99	88
Balance, end of period	4,257	4,117	4,257	4,117

Retained income
Balance, beginning of period	67,504	55,400	62,393	53,288
Net income	2,079	3,746	7,807	6,450
Dividends on common stock (declared per share of $1.08, $1.00, $3.24, and $3.00)	(272)	(264)	(830)	(797)
Dividends on preferred stock	(29)	(29)	(88)	(88)
Balance, end of period	69,282	58,853	69,282	58,853

Treasury stock
Balance, beginning of period	(39,842)	(37,418)	(38,206)	(36,996)
Shares acquired	(1,259)	(363)	(2,939)	(812)
Shares reissued under equity incentive plans, net	11	8	55	35
Balance, end of period	(41,090)	(37,773)	(41,090)	(37,773)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(193)	(57)	255	(889)
Change in unrealized net capital gains and losses	(1,945)	315	(2,321)	1,122
Change in unrealized foreign currency translation adjustments	(10)	40	(81)	79
Change in unamortized pension and other postretirement prior service credit	—	(1)	(1)	(1)
Change in discount rate for reserve for future policy benefits	—	1	—	(13)
Balance, end of period	(2,148)	298	(2,148)	298
Total Allstate shareholders’ equity	32,311	27,505	32,311	27,505

Noncontrolling interest
Balance, beginning of period	(20)	(14)	(21)	(75)
Change in unrealized net capital gains and losses	—	—	—	3
Noncontrolling income (loss)	1	(2)	2	(11)
Capital transactions for noncontrolling interest	—	—	—	67
Balance, end of period	(19)	(16)	(19)	(16)
Total equity	$32,292	$27,489	$32,292	$27,489
See notes to condensed consolidated financial statements.
4 www.allstate.com

Condensed Consolidated Financial Statements
The Allstate Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

($ in millions)	Nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$7,809	$6,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other non-cash items	268	374
Net (gains) losses on investments and derivatives	(105)	241
Pension and other postretirement remeasurement (gains) losses	(155)	(30)
Gain on disposition of operations	—	(1,610)
Changes in:
Claims and claims expense and other insurance reserves	(213)	1,129
Unearned premiums	1,339	2,212
Deferred policy acquisition costs	(63)	(297)
Premium installment receivables, net	(927)	(1,113)
Reinsurance and indemnification recoverables, net	774	(394)
Income taxes	790	286
Other operating assets and liabilities	462	(116)
Net cash provided by operating activities	9,979	7,121
Cash flows from investing activities
Proceeds from sales
Fixed income securities	53,612	57,477
Equity securities	14,284	5,646
Limited partnership interests	888	941
Other investments	77	2
Investment collections
Fixed income securities	715	489
Mortgage loans	113	64
Other investments	75	32
Investment purchases
Fixed income securities	(58,099)	(60,481)
Equity securities	(15,273)	(6,447)
Limited partnership interests	(1,004)	(961)
Mortgage loans	(229)	(117)
Other investments	(193)	(253)
Change in short-term and other investments, net	(1,163)	(4,600)
Purchases of property and equipment, net	(145)	(139)
Proceeds from disposition of operations, net of cash transferred	—	3,041
Net cash used in investing activities	(6,342)	(5,306)
Cash flows from financing activities
Contractholder fund deposits	—	30
Contractholder fund withdrawals	—	(15)
Dividends paid on common stock	(816)	(773)
Dividends paid on preferred stock	(88)	(88)
Treasury stock purchases	(2,904)	(799)
Shares reissued under equity incentive plans, net	62	38
Other	(20)	19
Net cash used in financing activities	(3,766)	(1,588)
Net (decrease) increase in cash	(129)	227
Cash at beginning of period	678	704
Cash at end of period	$549	$931
See notes to condensed consolidated financial statements.
Third Quarter 2026 Form 10-Q 5

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
The condensed consolidated financial statements and notes as of September 30, 2026 and for the three and nine-month periods ended September 30, 2026 and 2025 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.
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

Computation of basic and diluted earnings per common share
(In millions, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$2,080	$3,744	$7,809	$6,439
Less: Net income (loss) attributable to noncontrolling interest	1	(2)	2	(11)
Net income attributable to Allstate	2,079	3,746	7,807	6,450
Less: Preferred stock dividends	29	29	88	88
Net income applicable to common shareholders	$2,050	$3,717	$7,719	$6,362

Denominator:
Weighted average common shares outstanding	251.6	263.1	255.6	264.3
Effect of dilutive potential common shares:
Stock options	2.5	2.3	2.3	2.5
Restricted stock units (non-participating) and performance stock awards	1.2	1.0	1.2	1.0
Weighted average common and dilutive potential common shares outstanding	255.3	266.4	259.1	267.8

Earnings per common share - Basic	$8.15	$14.13	$30.20	$24.07
Earnings per common share - Diluted	$8.03	$13.95	$29.79	$23.76

Anti-dilutive share-based awards excluded from diluted earnings per common share	—	0.5	0.4	0.4
Third Quarter 2026 Form 10-Q 7

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
The dispositions of the employer voluntary benefits (“EVB”) and group health businesses in 2025 did not qualify for discontinued operations. The Allstate Health and Benefits segment is no longer a reportable segment, with results of this segment recast to reflect only the results of the EVB and group health businesses. The retained individual health business, previously included in the Allstate Health and Benefits segment, does not meet the required thresholds for separate reportable segment disclosure and is presented in all other for all periods presented.
Underwriting income is calculated as premiums earned and other revenue, less claims and claims expenses, amortization of deferred policy acquisition costs (“DAC”), operating costs and expenses, amortization or impairment of purchased intangibles and restructuring and related charges as determined using GAAP.
Adjusted net income (loss) is net income (loss) applicable to common shareholders, excluding:

•	Net gains and losses on investments and derivatives
•	Pension and other postretirement remeasurement gains and losses
•	Amortization or impairment of purchased intangibles
•	Gain or loss on disposition
•	Adjustments for other significant non-recurring, infrequent or unusual items, when (a) the nature of the charge or gain is such that it is reasonably unlikely to recur within two years, or (b) there has been no similar charge or gain within the prior two years
•	Income tax expense or benefit on reconciling items
A reconciliation of these measures to net income (loss) applicable to common shareholders is provided below.

Reportable segments financial performance
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Underwriting income (loss) by segment
Allstate Protection	$2,240	$3,040	$6,905	$4,687
Run-off Property-Liability	(218)	(146)	(219)	(153)

Adjusted net income (loss) by segment, after-tax
Protection Services	64	46	164	161
Allstate Health and Benefits	—	—	—	43
Corporate	(43)	(87)	(150)	(278)

Reconciliation of segment performance measures to net income (loss) applicable to common shareholders
Allstate Protection and Run-off Property-Liability net investment income	1,052	873	2,782	2,343
Net gains (losses) on investments and derivatives	(545)	252	105	(241)
Pension and other postretirement remeasurement gains (losses)	28	108	155	30
Amortization of purchased intangibles (1)	(8)	(13)	(24)	(37)
(Loss) gain on disposition	(1)	723	6	1,616
All other (2)	4	(7)	21	(16)
Income tax (expense) benefit on Allstate Protection and Run-off Property-Liability and reconciling items (3)	(522)	(1,073)	(2,023)	(1,803)
Total reconciling items	8	863	1,022	1,892

Less: Net income (loss) attributable to noncontrolling interest (4)	1	(1)	3	(10)

Net income applicable to common shareholders	$2,050	$3,717	$7,719	$6,362
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
8 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Reportable segments revenue information
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Allstate Protection
Insurance premiums
Auto	$9,654	$9,593	$28,845	$28,468
Homeowners	4,325	3,880	12,690	11,308
Specialty lines	839	800	2,481	2,320
Commercial lines	113	99	321	316
Brokered solutions and collateral protection	155	161	469	494
Total Allstate Protection insurance premiums	15,086	14,533	44,806	42,906
Other revenue	564	518	1,676	1,510
Total Allstate Protection	15,650	15,051	46,482	44,416

Run-off Property-Liability	—	—	—	—

Protection Services
Protection plans	592	552	1,748	1,593
Roadside assistance	54	42	150	117
Protection and insurance products	124	126	375	376
Intersegment premiums and service fees (1)	43	33	109	106
Other revenue	124	124	364	363
Net investment income	27	25	75	74
Net gains (losses) on investments and derivatives	(18)	10	1	1
Total Protection Services	946	912	2,822	2,630

Allstate Health and Benefits
Employer voluntary benefits	—	—	—	243
Group health	—	—	—	247
Other revenue	—	—	—	163
Net investment income	—	—	—	24
Net gains (losses) on investments and derivatives	—	—	—	(1)
Total Allstate Health and Benefits	—	—	—	676

Corporate
Other revenue	9	24	38	62
Net investment income	96	49	260	108
Net gains (losses) on investments and derivatives	(54)	85	(93)	122
Total Corporate	51	158	205	292

Reconciliation of revenue
Allstate Protection and Run-off Property-Liability net investment income	1,052	873	2,782	2,343
Allstate Protection and Run-off Property-Liability net gains (losses) on investments and derivatives	(471)	157	200	(362)
All other	163	137	503	451
Intersegment eliminations (1)	(43)	(33)	(109)	(106)

Consolidated revenues	$17,348	$17,255	$52,885	$50,340
(1)Intersegment insurance premiums and service fees are primarily related to Arity and Roadside and are eliminated in the condensed consolidated financial statements.
Third Quarter 2026 Form 10-Q 9

Notes to Condensed Consolidated Financial Statements

Reportable segments expense information used in measure for segment profit or loss
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Allstate Protection
Claims and claims expense excluding catastrophe losses and prior year reserve reestimates (1)	$8,856	$8,304	$26,262	$25,467
Catastrophe losses	1,650	558	4,612	4,750
Prior year reserve reestimates excluding catastrophes	(979)	(542)	(2,687)	(1,158)
Amortization of DAC	1,854	1,757	5,515	5,231
Advertising expense	589	575	1,657	1,540
Amortization of purchased intangibles	38	46	115	138
Restructuring and related charges	39	15	46	44
Other segment expenses (2)	1,363	1,298	4,057	3,717
Total	13,410	12,011	39,577	39,729

Run-off Property-Liability
Claims and claims expense prior year reserve reestimates	216	146	216	151
Other segment expenses (2)	2	—	3	2
Total	218	146	219	153

Protection Services
Claims and claims expense	208	193	605	524
Amortization of DAC	358	337	1,062	983
Non-deferrable commissions	127	116	377	327
Restructuring and related charges	1	1	5	2
Other segment expenses (2)	189	194	558	582
Income taxes on operations (3)	17	16	51	51
Total	900	857	2,658	2,469

Allstate Health and Benefits
Accident, health and other policy benefits	—	—	—	379
Amortization of DAC	—	—	—	30
Other segment expenses (2)	—	—	—	213
Income taxes on operations (3)	—	—	—	12
Total	—	—	—	634

Corporate
Interest expense	97	101	291	301
Other segment expenses (2)	25	42	91	119
Income taxes on operations (3)	(3)	(12)	(22)	(60)
Preferred stock dividends	29	29	88	88
Total	$148	$160	$448	$448
(1)Includes Allstate Protection incurred loss adjustment expenses, net of reinsurance of $862 million and $741 million during the three months ended September 30, 2026 and 2025, respectively, and $2.44 billion and $2.22 billion during the nine months ended September 30, 2026 and 2025, respectively.
(2)Includes employee-related costs, professional services, technology and other operating costs and expenses.
(3)Excludes taxes attributable to items excluded from the segment’s reported measure of profit or loss.
10 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Additional significant financial performance data
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Amortization of DAC
Allstate Protection	$1,854	$1,757	$5,515	$5,231
Protection Services	358	337	1,062	983
Allstate Health and Benefits	—	—	—	30
All other	8	7	23	20
Consolidated	$2,220	$2,101	$6,600	$6,264

Amortization of purchased intangibles
Allstate Protection	$38	$46	$115	$138
Protection Services	6	10	18	28
Allstate Health and Benefits	—	—	—	1
All other	2	3	6	8
Consolidated	$46	$59	$139	$175

Income tax expense (benefit)
Allstate Protection and Run-off Property-Liability	$535	$817	$2,015	$1,315
Protection Services	12	15	47	44
Allstate Health and Benefits	—	216	—	474
Corporate	(10)	29	(8)	(26)
All other	—	(2)	4	(5)
Consolidated	$537	$1,075	$2,058	$1,802
Capital expenditures for long-lived assets are generally made at the Property-Liability level as the Company does not allocate assets to the Allstate Protection and Run-off Property-Liability segments. A portion of these long-lived assets are used by entities included in the Protection Services and Corporate segments and accordingly, are charged to these segments in proportion to their use.

Reportable segments total assets, investments and deferred policy acquisition costs
($ in millions)	September 30, 2026	December 31, 2025
Assets
Allstate Protection and Run-off Property-Liability	$109,128	$102,801
Protection Services	8,117	8,372
Corporate	9,715	7,610
All other	889	975
Consolidated	$127,849	$119,758

Investments (1)
Allstate Protection and Run-off Property-Liability	$75,624	$73,222
Protection Services	2,499	2,312
Corporate	9,102	7,503
All other	150	200
Consolidated	$87,375	$83,237

Deferred policy acquisition costs
Allstate Protection	$2,863	$2,803
Protection Services	3,243	3,274
All other	107	86
Consolidated	$6,213	$6,163
(1)The balances reflect the elimination of related-party investments between segments.
Third Quarter 2026 Form 10-Q 11

Notes to Condensed Consolidated Financial Statements
Note 4 Investments

Portfolio composition
($ in millions)	September 30, 2026	December 31, 2025
Fixed income securities, at fair value	$60,246	$59,115
Equity securities, at fair value	10,172	8,398
Mortgage loans, net	1,040	879
Limited partnership interests	9,058	8,844
Short-term investments, at fair value	5,779	4,887
Other investments, net	1,080	1,114
Total	$87,375	$83,237

Amortized cost, gross unrealized gains (losses) and fair value for fixed income securities
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
September 30, 2026
U.S. government and agencies	$11,701	$—	$(372)	$11,329
Municipal	7,208	2	(413)	6,797
Corporate	37,964	33	(1,623)	36,374
Foreign government	1,722	3	(59)	1,666
Asset-backed securities (“ABS”)	2,074	7	(23)	2,058
Mortgage-backed securities (“MBS”)	2,149	—	(127)	2,022
Total fixed income securities	$62,818	$45	$(2,617)	$60,246

December 31, 2025
U.S. government and agencies	$18,165	$43	$(75)	$18,133
Municipal	5,617	87	(61)	5,643
Corporate	30,050	585	(234)	30,401
Foreign government	1,464	13	(17)	1,460
ABS	1,348	8	(4)	1,352
MBS	2,086	41	(1)	2,126
Total fixed income securities	$58,730	$777	$(392)	$59,115

Scheduled maturities for fixed income securities
($ in millions)	September 30, 2026		December 31, 2025
	Amortized cost, net	Fair value	Amortized cost, net	Fair value
Due in one year or less	$1,618	$1,613	$1,464	$1,460
Due after one year through five years	23,807	23,302	22,582	22,706
Due after five years through ten years	18,953	18,085	21,538	21,780
Due after ten years	14,217	13,166	9,712	9,691
	58,595	56,166	55,296	55,637
ABS and MBS	4,223	4,080	3,434	3,478
Total	$62,818	$60,246	$58,730	$59,115
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS and MBS are shown separately because of potential prepayment of principal prior to contractual maturity dates.
12 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Net investment income
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Fixed income securities	$759	$634	$2,135	$1,844
Equity securities	53	19	148	56
Mortgage loans	15	11	39	30
Limited partnership interests	354	226	800	494
Short-term investments	48	104	155	273
Other investments	26	26	80	71
Investment income, before expense	1,255	1,020	3,357	2,768
Investment expense	(78)	(71)	(233)	(211)
Net investment income	$1,177	$949	$3,124	$2,557

Net gains (losses) on investments and derivatives by type
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Fixed income securities	$(401)	$107	$(517)	$(271)
Equity securities	(74)	191	703	243
Mortgage loans	1	(6)	(2)	(6)
Limited partnership interests	—	(32)	4	(24)
Derivatives	(41)	6	(73)	(78)
Other investments (1)	(30)	(14)	(10)	(105)
Net gains (losses) on investments and derivatives	$(545)	$252	$105	$(241)
(1)Nine months ended 2025 includes $67 million of losses related to variable interests in Adirondack Insurance Exchange (“Adirondack”) and New Jersey Skylands Insurance Association (“Skylands”) (together “Reciprocal Exchanges”).

Net gains (losses) on investments and derivatives by transaction type
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sales	$(413)	$69	$(497)	$(313)
Credit losses	(30)	(23)	(55)	(103)
Valuation change of equity investments (1)	(61)	200	730	253
Valuation change and settlements of derivatives	(41)	6	(73)	(78)
Net gains (losses) on investments and derivatives	$(545)	$252	$105	$(241)
(1)Includes valuation change of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.

Gross realized gains (losses) on sales of fixed income securities
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Gross realized gains	$14	$142	$199	$329
Gross realized losses	(414)	(35)	(715)	(600)

Net appreciation (decline) recognized in net income for assets that are still held
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Equity securities	$(46)	$178	$614	$291
Limited partnership interests carried at fair value	15	16	7	(13)
Total	$(31)	$194	$621	$278
Third Quarter 2026 Form 10-Q 13

Notes to Condensed Consolidated Financial Statements

Credit losses recognized in net income
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Fixed income securities:
ABS	$(1)	$—	$(1)	$—
Total fixed income securities	(1)	—	(1)	—
Mortgage loans	1	(6)	(2)	(6)
Limited partnership interests	(5)	(8)	(19)	(12)
Other investments
Bank loans	(7)	(3)	(12)	(12)
Real estate	(17)	(6)	(17)	(6)
Other assets	—	—	(3)	(52)
Commitments to fund line of credit, commercial mortgage loans and bank loans	(1)	—	(1)	(15)
Total	$(30)	$(23)	$(55)	$(103)

Unrealized net capital gains and losses included in accumulated other comprehensive income (“AOCI”)
($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
September 30, 2026		Gains	Losses
Fixed income securities	$60,246	$45	$(2,617)	$(2,572)
Short-term investments	5,779	—	(2)	(2)
Derivative instruments (1)	—	—	(2)	(2)
Unrealized net capital gains and losses, pre-tax				(2,576)
Deferred income taxes				552
Unrealized net capital gains and losses, after-tax				$(2,024)

December 31, 2025
Fixed income securities	$59,115	$777	$(392)	$385
Short-term investments	4,887	—	(1)	(1)
Derivative instruments (1)	—	—	(2)	(2)
Unrealized net capital gains and losses, pre-tax				382
Deferred income taxes				(85)
Unrealized net capital gains and losses, after-tax				$297
(1)Includes the effective portion of losses on terminated cash flow hedges.

Change in unrealized net capital gains (losses)
($ in millions)	Nine months ended September 30, 2026
Fixed income securities	$(2,957)
Short-term investments	(1)
Total	(2,958)
Deferred income taxes	637
Change in unrealized net capital gains and losses, after-tax	$(2,321)
Mortgage loans consist of commercial mortgage loans collateralized by a variety of commercial real estate property types located across the United States, substantially all of which are non-recourse to the borrower, and residential mortgage loans secured by collateral that have recourse to the borrower.

Mortgage loans, net of credit allowance
($ in millions)	September 30, 2026	December 31, 2025
Commercial	$671	$619
Residential	369	260
Total	$1,040	$879
14 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Limited partnership interests

Carrying value for limited partnership interests
($ in millions)	September 30, 2026	December 31, 2025
Private equity	$7,140	$7,247
Real estate	1,651	1,451
Other (1)	267	146
Total	$9,058	$8,844
(1)Other consists of certain limited partnership interests where the underlying assets are predominately public equity and debt securities.
Short-term investments, including money market funds, commercial paper, U.S. Treasury bills, fixed income securities with a contractual maturity of one year or less at time of acquisition and other short-term investments, are carried at fair value. As of September 30, 2026 and December 31, 2025, the fair value of short-term investments totaled $5.78 billion and $4.89 billion, respectively.
Other investments primarily consist of real estate, bank loans and derivatives. Real estate is carried at cost less accumulated depreciation. Bank loans are primarily senior secured corporate loans and are carried at amortized cost, net.

Other investments by asset type
($ in millions)	September 30, 2026	December 31, 2025
Real estate	$555	$630
Bank loans, net	517	473
Other	8	11
Total	$1,080	$1,114
Receivable for securities sold and payable for securities purchased primarily consist of amounts due from and owed to counterparties related to unsettled securities purchases and sales. As of September 30, 2026 and December 31, 2025, receivable for securities sold was $3.75 billion and $133 million, respectively, and payable for securities purchased was $4.24 billion and $49 million, respectively.
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
Third Quarter 2026 Form 10-Q 15

Notes to Condensed Consolidated Financial Statements
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
Accrued interest excluded from the amortized cost of fixed income securities totaled $681 million and $662 million as of September 30, 2026 and December 31, 2025, respectively, and is reported within the accrued investment income line of the Condensed Consolidated Statements of Financial Position. The Company monitors accrued interest and writes off amounts when they are not expected to be received.
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

Rollforward of credit loss allowance for fixed income securities
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Beginning balance	$(10)	$(17)	$(10)	$(17)
Credit losses on securities for which credit losses not previously reported	—	—	—	(1)
Net (increases) decreases related to credit losses previously reported	(1)	—	(1)	1
Write-offs	—	12	—	12
Ending balance	$(11)	$(5)	$(11)	$(5)

Components of credit loss allowance as of September 30
Corporate bonds			(8)	(4)
ABS			(3)	(1)
Total			$(11)	$(5)
16 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gross unrealized losses and fair value by type and length of time held in a continuous unrealized loss position (1)
($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses
September 30, 2026
Fixed income securities
U.S. government and agencies	162	$11,210	$(369)	20	$61	$(3)	$(372)
Municipal	929	6,003	(357)	319	571	(56)	(413)
Corporate	2,512	31,785	(1,434)	401	1,787	(189)	(1,623)
Foreign government	100	1,316	(44)	63	70	(15)	(59)
ABS	411	1,302	(22)	12	48	(1)	(23)
MBS	209	1,938	(127)	58	2	—	(127)
Total fixed income securities	4,323	$53,554	$(2,353)	873	$2,539	$(264)	$(2,617)
Investment grade fixed income securities	3,878	$50,293	$(2,217)	768	$2,128	$(226)	$(2,443)
Below investment grade fixed income securities	445	3,261	(136)	105	411	(38)	(174)
Total fixed income securities	4,323	$53,554	$(2,353)	873	$2,539	$(264)	$(2,617)

December 31, 2025
Fixed income securities
U.S. government and agencies	74	$11,840	$(72)	54	$209	$(3)	$(75)
Municipal	106	640	(6)	527	1,423	(55)	(61)
Corporate	530	3,933	(49)	640	3,677	(185)	(234)
Foreign government	77	553	(9)	53	40	(8)	(17)
ABS	58	205	(2)	12	42	(2)	(4)
MBS	29	246	(1)	59	3	—	(1)
Total fixed income securities	874	$17,417	$(139)	1,345	$5,394	$(253)	$(392)
Investment grade fixed income securities	694	$16,899	$(123)	1,212	$4,793	$(229)	$(352)
Below investment grade fixed income securities	180	518	(16)	133	601	(24)	(40)
Total fixed income securities	874	$17,417	$(139)	1,345	$5,394	$(253)	$(392)
(1)Includes fixed income securities with credit loss allowances; fair values of $17 million and $11 million, unrealized losses of $1 million and $2 million, and credit loss allowances of $1 million and $1 million as of September 30, 2026 and December 31, 2025, respectively.

Gross unrealized losses by unrealized loss position and credit quality as of September 30, 2026
($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost, net (1)	$(2,386)	$(159)	$(2,545)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost, net (2)	(57)	(15)	(72)
Total unrealized losses	$(2,443)	$(174)	$(2,617)
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
ABS and MBS in an unrealized loss position were evaluated based on actual and projected collateral losses relative to the securities’ positions in the respective securitization trusts, security specific expectations of cash flows and credit ratings. This evaluation also takes into consideration credit enhancement, measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security the Company owns, and (ii) the
Third Quarter 2026 Form 10-Q 17

Notes to Condensed Consolidated Financial Statements
expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread. Municipal bonds in an unrealized loss position were evaluated based on the underlying credit quality of the primary obligor, obligation type and quality of the underlying assets.
As of September 30, 2026, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
Loans The Company establishes a credit loss allowance for mortgage loans and bank loans when they are originated or purchased, and for unfunded commitments unless they are unconditionally cancellable by the Company. The Company uses a probability of default and loss given default model for mortgage loans and bank loans to estimate current expected credit losses that considers all relevant information available including past events, current conditions and reasonable and supportable forecasts over the life of an asset. The Company also considers such factors as historical losses, expected prepayments and various economic factors. For mortgage loans, the Company considers origination vintage year and property level information such as debt service coverage, property type, property location and collateral value. For bank loans, the Company considers the credit rating of the borrower, credit spreads and type of loan. After the reasonable and supportable forecast period, the Company’s model reverts to historical loss trends.
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

18 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Commercial mortgage loans amortized cost by debt service coverage ratio distribution and year of origination
	September 30, 2026							December 31, 2025
($ in millions)	2021 and prior	2022	2023	2024	2025	2026	Total	Total
1.0 - 1.25	$19	$—	$—	$38	$48	$38	$143	$71
1.26 - 1.50	4	—	9	—	—	37	50	95
Above 1.50	358	47	48	15	—	19	487	462
Amortized cost before allowance	$381	$47	$57	$53	$48	$94	$680	$628
Allowance							(9)	(9)
Amortized cost, net							$671	$619

Payment status of mortgage loans
($ in millions)	Commercial	Residential	Total
September 30, 2026
Less than 90 days past due	$—	$2	$2
90 days or greater past due	—	3	3
Total past due before allowance	—	5	5
Current before allowance	680	367	1,047
Total mortgage loans before allowance	680	372	1,052
Allowance	(9)	(3)	(12)
Total mortgage loans	$671	$369	$1,040

December 31, 2025
Less than 90 days past due	$—	$2	$2
90 days or greater past due	—	2	2
Total past due before allowance	—	4	4
Current before allowance	628	257	885
Total mortgage loans before allowance	628	261	889
Allowance	(9)	(1)	(10)
Total mortgage loans	$619	$260	$879

Rollforward of credit loss allowance for mortgage loans
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Beginning balance	$(13)	$(12)	$(10)	$(12)
Net decreases (increases) related to credit losses	1	(6)	(2)	(6)
Write-offs	—	—	—	—
Ending balance	$(12)	$(18)	$(12)	$(18)

Components of credit loss allowance as of September 30
Commercial			$(9)	$(17)
Residential			(3)	(1)
Total			$(12)	$(18)
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
Third Quarter 2026 Form 10-Q 19

Notes to Condensed Consolidated Financial Statements

Bank loans amortized cost by credit rating and year of origination
	September 30, 2026					December 31, 2025
($ in millions)	2023 and prior	2024	2025	2026	Total	Total
NAIC 1 / A	$—	$37	$130	$101	$268	$199
NAIC 2 / BBB	—	—	90	33	123	144
NAIC 3 / BB	1	4	5	28	38	23
NAIC 4 / B	18	9	26	46	99	106
NAIC 5-6 / CCC and below	1	1	—	8	10	18
Amortized cost before allowance	$20	$51	$251	$216	$538	$490
Allowance					(21)	(17)
Amortized cost, net					$517	$473

Rollforward of credit loss allowance for bank loans
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Beginning balance	$(21)	$(17)	$(17)	$(10)
Net increases related to credit losses	(7)	(3)	(12)	(12)
Write-offs	7	3	8	5
Ending balance	$(21)	$(17)	$(21)	$(17)

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
The Company is responsible for the determination of fair value and the supporting assumptions and methodologies. The Company gains assurance that assets and liabilities are appropriately valued through the execution of various processes and controls designed to ensure the overall reasonableness and consistent application of valuation methodologies, including inputs and assumptions, and compliance with accounting standards. For fair values received from third parties or internally estimated, the Company’s processes and controls are designed to ensure that the valuation methodologies are appropriate and consistently applied, the inputs and assumptions are reasonable and consistent with the objective of determining fair value and the fair values are accurately recorded. For example, on a continuing basis, the Company assesses the reasonableness of
20 www.allstate.com

Notes to Condensed Consolidated Financial Statements

individual fair values that have stale security prices or that exceed certain thresholds as compared to previous fair values received from valuation service providers or brokers or derived from internal models. The Company performs procedures to understand and assess the methodologies, processes and controls of valuation service providers.
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
(2)Quotes continue to be received from independent third-party valuation service providers and all significant inputs are market observable; however, there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity such that the degree of market observability has declined to a point where categorization as a Level 3 measurement is considered appropriate. The indicators considered in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, the level of credit spreads over historical levels, applicable bid-ask spreads and price consensus among market participants and other pricing sources.
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
•Short-term investments: The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads.
•Other investments: Free-standing exchange-listed derivatives that are not actively traded are valued based on quoted prices for identical instruments in markets that are not active.
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
Third Quarter 2026 Form 10-Q 21

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
•Short-term investments: For certain short-term investments, amortized cost is used as the best estimate of fair value.
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
Assets measured at fair value on a non-recurring basis
Comprise long-lived assets to be disposed of by sale, including real estate, that is written down to fair value less costs to sell, mortgage loans, bank loans and limited partnerships written down to fair value in connection with recognizing credit losses.
Investments excluded from the fair value hierarchy
Investments reported at net asset value (“NAV”)
Limited partnership interests and certain equity investments carried at fair value, which do not have readily determinable fair values and use NAV provided by the investees, are excluded from the fair value hierarchy.
Limited partnership interests are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of September 30, 2026, the Company has commitments to invest $115 million in limited partnership interests that are reported at NAV.
22 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Assets and liabilities measured at fair value
	September 30, 2026
($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Total
Assets
Fixed income securities:
U.S. government and agencies	$11,325	$4	$—		$11,329
Municipal	—	6,792	5		6,797
Corporate - public	—	23,766	12		23,778
Corporate - privately placed	—	12,419	177		12,596
Foreign government	—	1,666	—		1,666
ABS	—	1,889	169		2,058
MBS	—	1,967	55		2,022
Total fixed income securities	11,325	48,503	418		60,246
Equity securities (1)	9,231	208	18		9,457
Short-term investments	1,959	3,817	3		5,779
Other investments	—	16	1	$(9)	8
Other assets	—	—	129		129
Total recurring basis assets	22,515	52,544	569	(9)	75,619
Non-recurring basis	—	—	193		193
Total assets at fair value	$22,515	$52,544	$762	$(9)	$75,812

Investments reported at NAV (2)					1,124
Total					$76,936
Liabilities
Other liabilities	$(3)	$(5)	$—	$4	$(4)
Total recurring basis liabilities	(3)	(5)	—	4	(4)
Total liabilities at fair value	$(3)	$(5)	$—	$4	$(4)
(1)Excludes $107 million of securities using the measurement alternative or the equity method of accounting and $608 million reported at NAV.
(2)Includes $608 million of equity securities and $516 million of limited partnerships.

Third Quarter 2026 Form 10-Q 23

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
As of September 30, 2026 and December 31, 2025, Level 3 fair value measurements of fixed income securities totaled $418 million and $308 million, respectively, and included $204 million and $146 million, respectively, of securities valued based on third-party discounted cash flow pricing models where the inputs have not been corroborated to be market observable, $11 million and $12 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and $5 million and $29 million, respectively, of municipal fixed income securities that are not rated by third-party credit rating agencies.
An increase (decrease) in credit spreads for fixed income securities valued based on third-party discounted cash flow pricing models or non-binding broker quotes would result in a lower (higher) fair value, and an increase (decrease) in the credit ratings of municipal bonds that are not rated by third-party credit rating agencies would result in a higher (lower) fair value.
24 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three-month period ended September 30, 2026
	Balance as of June 30, 2026	Total gains (losses) included in:		Transfers					Balance as of September 30, 2026
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Settlements
Assets
Fixed income securities:
Municipal	$3	$—	$—	$—	$—	$2	$—	$—	$5
Corporate - public	12	—	—	—	—	—	—	—	12
Corporate - privately placed	167	—	(1)	—	—	15	—	(4)	177
ABS	93	—	(1)	—	(9)	89	—	(3)	169
MBS	69	—	—	—	—	—	—	(14)	55
Total fixed income securities	344	—	(2)	—	(9)	106	—	(21)	418
Equity securities	18	—	—	—	—	—	—	—	18
Short-term investments	6	—	—	—	—	1	(4)	—	3
Other investments	1	—	—	—	—	—	—	—	1
Other assets	130	(1)	—	—	—	—	—	—	129
Total recurring Level 3 assets	499	(1)	(2)	—	(9)	107	(4)	(21)	569
Liabilities
Total recurring Level 3 liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—

Rollforward of Level 3 assets and liabilities held at fair value during the nine-month period ended September 30, 2026
	Balance as of December 31, 2025	Total gains (losses) included in:		Transfers					Balance as of September 30, 2026
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Settlements
Assets
Fixed income securities:
Municipal	$29	$—	$—	$—	$(26)	$2	$—	$—	$5
Corporate - public	12	—	—	—	—	—	—	—	12
Corporate - privately placed	187	—	(1)	—	—	19	(3)	(25)	177
ABS	22	—	—	—	(19)	171	—	(5)	169
MBS	58	—	—	—	—	11	—	(14)	55
Total fixed income securities	308	—	(1)	—	(45)	203	(3)	(44)	418
Equity securities	22	(1)	—	—	—	1	(4)	—	18
Short-term investments	6	—	—	—	(3)	7	(6)	(1)	3
Other investments	1	—	—	—	—	—	—	—	1
Other assets	147	7	—	—	—	—	—	(25)	129
Total recurring Level 3 assets	484	6	(1)	—	(48)	211	(13)	(70)	569
Liabilities
Other liabilities	(1)	1	—	—	—	—	—	—	—
Total recurring Level 3 liabilities	$(1)	$1	$—	$—	$—	$—	$—	$—	$—

Third Quarter 2026 Form 10-Q 25

Notes to Condensed Consolidated Financial Statements

Rollforward of Level 3 assets and liabilities held at fair value during the three-month period ended September 30, 2025
	Balance as of June 30, 2025	Total gains (losses) included in:		Transfers					Balance as of September 30, 2025
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Settlements
Assets
Fixed income securities:
Municipal	$2	$—	$—	$1	$—	$—	$—	$—	$3
Corporate - public	35	—	—	—	—	—	(1)	—	34
Corporate - privately placed	109	—	1	—	—	48	—	(2)	156
ABS	39	—	—	—	(15)	—	—	—	24
MBS	88	—	—	—	—	2	—	(1)	89
Total fixed income securities	273	—	1	1	(15)	50	(1)	(3)	306
Equity securities	358	(1)	—	—	(48)	3	(2)	—	310
Short-term investments	4	—	—	—	—	6	(1)	—	9
Other investments	1	—	—	—	—	—	—	—	1
Other assets	137	3	—	—	—	—	—	—	140
Total recurring Level 3 assets	773	2	1	1	(63)	59	(4)	(3)	766
Liabilities
Other liabilities	(1)	—	—	—	—	—	—	—	(1)
Total recurring Level 3 liabilities	$(1)	$—	$—	$—	$—	$—	$—	$—	$(1)

Rollforward of Level 3 assets and liabilities held at fair value during the nine-month period ended September 30, 2025
	Balance as of December 31, 2024	Total gains (losses) included in:		Transfers					Balance as of September 30, 2025
($ in millions)		Net income	OCI	Into Level 3	Out of Level 3	Purchases	Sales	Settlements
Assets
Fixed income securities:
Municipal	$2	$—	$—	$1	$—	$—	$—	$—	$3
Corporate - public	22	(1)	1	—	(7)	20	(1)	—	34
Corporate - privately placed	110	(1)	2	—	—	48	—	(3)	156
ABS	26	—	—	26	(41)	15	—	(2)	24
MBS	88	—	—	—	—	2	—	(1)	89
Total fixed income securities	248	(2)	3	27	(48)	85	(1)	(6)	306
Equity securities	407	29	—	—	(48)	8	(86)	—	310
Short-term investments	5	—	—	—	—	9	(5)	—	9
Other investments	1	—	—	—	—	—	—	—	1
Other assets	134	6	—	—	—	—	—	—	140
Assets held for sale	7	—	1	—	—	—	(8)	—	—
Total recurring Level 3 assets	802	33	4	27	(96)	102	(100)	(6)	766
Liabilities
Other liabilities	—	(1)	—	—	—	—	—	—	(1)
Total recurring Level 3 liabilities	$—	$(1)	$—	$—	$—	$—	$—	$—	$(1)

Total Level 3 gains (losses) included in net income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Net investment income	$—	$1	$—	$1
Net gains (losses) on investments and derivatives	—	(2)	—	25
Operating costs and expenses	(1)	3	7	6
There were no transfers into Level 3 during the three and nine months ended September 30, 2026.
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
26 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Transfers out of Level 3 during the three months ended September 30, 2026 included situations where a quote that was not provided by the Company’s independent third-party valuation service provider in the prior period became available in the current period.
Transfers out of Level 3 during the nine months ended September 30, 2026 included situations where a rating that was not provided by third-party rating agencies in the prior period became available in the current period and situations where a quote that was not provided by the Company’s independent third-party valuation service provider in the prior period became available in the current period.
Transfers out of Level 3 during the three and nine months ended September 30, 2025 included situations where a quote that was not provided by the Company’s independent third-party valuation service provider in the prior period became available in the current period. Any gains or losses related to the change in valuation source for individual securities were not significant.

Valuation changes included in net income and OCI for Level 3 assets and liabilities still held
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Assets
Fixed income securities:
Corporate - public	$—	$—	$—	$(1)
Corporate - privately placed	—	—	(1)	—
Total fixed income securities	—	—	(1)	(1)
Equity securities	—	(2)	(1)	27
Other assets	(1)	3	7	6
Total recurring Level 3 assets	(1)	1	5	32
Liabilities
Other liabilities	—	—	1	(1)
Total recurring Level 3 liabilities	—	—	1	(1)
Total included in net income	$(1)	$1	$6	$31

Components of net income
Net investment income	$—	$1	$—	$1
Net gains (losses) on investments and derivatives	—	(3)	(1)	24
Operating costs and expenses	(1)	3	7	6
Total included in net income	$(1)	$1	$6	$31

Assets
Corporate - public	$—	$—	$—	$1
Corporate - privately placed	(1)	1	(1)	2
ABS	(1)	—	—	—
Changes in unrealized net capital gains and losses reported in OCI	$(2)	$1	$(1)	$3

Financial instruments not carried at fair value
($ in millions)		September 30, 2026		December 31, 2025
Financial assets	Fair value level	Amortized cost, net (1)	Fair value	Amortized cost, net (1)	Fair value
Mortgage loans	Level 3	$1,040	$1,014	$879	$868
Bank loans	Level 3	517	520	473	487

Financial liabilities	Fair value level	Carrying value (1)	Fair value	Carrying value (1)	Fair value
Debt	Level 2	$7,494	$6,946	$7,490	$7,367
Liability for collateral	Level 2	2,143	2,143	1,934	1,934
(1)Represents the amounts reported on the Condensed Consolidated Statements of Financial Position.
Third Quarter 2026 Form 10-Q 27

Notes to Condensed Consolidated Financial Statements
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
Asset replication refers to the “synthetic” creation of assets through the use of derivatives. The Company replicates fixed income securities using a combination of a credit default swap, index total return swap, options, futures, or a foreign currency forward contract and one or more highly rated fixed income securities, primarily investment grade host bonds, to synthetically replicate the economic characteristics of one or more cash market securities. The Company replicates equity securities using futures, index total return swaps and options to increase equity exposure.
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
As of September 30, 2026 and December 31, 2025, the Company has not designated any fair value, cash flow or net investment hedge accounting relationships. Non-hedge accounting is generally used for “portfolio” level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements to permit the application of hedge accounting. For non-hedge derivatives, net income includes changes in fair value and accrued periodic settlements, when applicable.
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
28 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Summary of the volume and fair value positions of derivative instruments as of September 30, 2026
($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	$37	n/a	$—	$—	$—
Futures	Other assets	n/a	3,751	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	296	n/a	5	6	(1)
Contingent consideration	Other assets	225	n/a	129	129	—
Credit default contracts
Credit default swaps - selling protection	Other investments	300	n/a	6	6	—
Total asset derivatives		$858	3,751	$140	$141	$(1)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities and accrued expenses	$37	n/a	$—	$—	$—
Futures	Other liabilities and accrued expenses	n/a	10,662	(2)	—	(2)
Equity and index contracts
Futures	Other liabilities and accrued expenses	n/a	946	(1)	—	(1)
Foreign currency contracts
Foreign currency forwards	Other liabilities and accrued expenses	305	n/a	—	4	(4)
Total liability derivatives		342	11,608	(3)	$4	$(7)
Total derivatives		$1,200	15,359	$137
(1)    Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)
Third Quarter 2026 Form 10-Q 29

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

Gross and net amounts for OTC derivatives (1)
($ in millions)		Offsets
	Gross amount	Counter-party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
September 30, 2026
Asset derivatives	$10	$(5)	$(4)	$1	$(1)	$—
Liability derivatives	(5)	5	(1)	(1)	—	(1)

December 31, 2025
Asset derivatives	$2	$(16)	$15	$1	$—	$1
Liability derivatives	(20)	16	3	(1)	—	(1)
(1)All OTC derivatives are subject to enforceable MNAs.
30 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Gains (losses) from valuation and settlements reported on derivatives
($ in millions)	Net gains (losses) on investments and derivatives	Operating costs and expenses	Total gain (loss) recognized in net income on derivatives
Three months ended September 30, 2026
Interest rate contracts	$(46)	$—	$(46)
Equity and index contracts	1	(4)	(3)
Contingent consideration	—	(1)	(1)
Foreign currency contracts	4	—	4
Credit default contracts	—	—	—
Total	$(41)	$(5)	$(46)

Nine months ended September 30, 2026
Interest rate contracts	$(92)	$—	$(92)
Equity and index contracts	2	19	21
Contingent consideration	—	7	7
Foreign currency contracts	15	—	15
Credit default contracts	2	—	2
Total	$(73)	$26	$(47)

Three months ended September 30, 2025
Interest rate contracts	$2	$—	$2
Equity and index contracts	(2)	15	13
Contingent consideration	—	3	3
Foreign currency contracts	6	—	6
Total	$6	$18	$24

Nine months ended September 30, 2025
Interest rate contracts	$(8)	$—	$(8)
Equity and index contracts	(10)	21	11
Contingent consideration	—	6	6
Foreign currency contracts	(50)	—	(50)
Credit default contracts	(10)	—	(10)
Total	$(78)	$27	$(51)
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

OTC cash and securities collateral pledged
($ in millions)	September 30, 2026
Pledged by the Company	$—
Pledged to the Company (1)	6
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
Third Quarter 2026 Form 10-Q 31

Notes to Condensed Consolidated Financial Statements

OTC derivatives counterparty credit exposure by counterparty credit rating
($ in millions)	September 30, 2026				December 31, 2025
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	1	$276	$4	$—	1	$37	$—	$—
A+	2	362	1	—	—	—	—	—
Total	3	$638	$5	$—	1	$37	$—	$—
(1)Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.
(2)Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.

Exchange traded and cleared margin deposits
($ in millions)	September 30, 2026
Pledged by the Company	$79
Received by the Company	—
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

($ in millions)	September 30, 2026	December 31, 2025
Gross liability fair value of contracts containing credit-risk-contingent features	$6	$16
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(6)	(2)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	—	(14)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$—
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
32 www.allstate.com

Notes to Condensed Consolidated Financial Statements

CDS notional amounts by credit rating and fair value of protection sold
($ in millions)	Notional amount
	AAA	AA	A	BBB	BB and lower	Total	Fair value
September 30, 2026
Index
Corporate debt	$—	$—	$—	$300	$—	$300	$6
Total	$—	$—	$—	$300	$—	$300	$6

December 31, 2025
Index
Corporate debt	$—	$—	$—	$550	$—	$550	$9
Total	$—	$—	$—	$550	$—	$550	$9
The Company sells credit protection through contracts on standardized credit indices (“CDX”), generally investment grade, which are centrally cleared through a registered Derivatives Clearing Organization, and in return receives periodic premiums through the expiration or termination of the contract. A CDX is utilized to take a position on multiple (generally 125) reference entities. Credit events are typically defined as bankruptcy, failure to pay or restructuring, depending on the nature of the reference entities.
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

Assets and liabilities of Reciprocal Exchanges
($ in millions)	September 30, 2026	December 31, 2025
Assets
Fixed income securities	$3	$4
Short-term investments	43	68
Reinsurance recoverables, net	40	53
Other assets	6	—
Total assets	$92	$125
Liabilities
Reserve for property and casualty insurance claims and claims expense	$115	$153
Other liabilities and accrued expenses (1)	189	186
Total liabilities	$304	$339
(1)Represents surplus notes and accrued interest held by Allstate companies, substantially all of which have been impaired within the condensed consolidated financial statements.
Third Quarter 2026 Form 10-Q 33

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
When the Company experiences changes in the mix or type of claims or changing claim settlement patterns or data, it applies actuarial judgment in the determination and selection of development factors to develop reserve liabilities. Recent tort reform measures in certain jurisdictions have altered the legal environment and may affect claim settlement patterns over time. These changes require the Company to evaluate whether historical settlement trends remain appropriate for reserve development. In cases where tort reform is expected to influence claim outcomes, more recent claim settlement experience may be given greater consideration when selecting development factors. While inflationary pressures have moderated compared to prior periods, factors such as a higher mix of total losses continue to influence physical damage loss costs. Medical cost trends, increased treatment trends, higher attorney representation, rising litigation costs and more severe accidents have contributed to higher third-party bodily injury loss costs. The Company continues to digitize and modernize claim processes to increase effectiveness and efficiency. These factors may lead to historical development trends being less predictive of future loss development, potentially creating additional reserve variability.
Generally, the initial reserves for a new accident year are established based on claim frequency and severity assumptions for different business segments, lines and coverages based on historical relationships to relevant inflation indicators. Reserves for prior accident years are statistically determined using several different actuarial estimation methods. Changes in auto claim frequency may result from changes in mix of business, driving behaviors, miles driven or other factors. Changes in auto current year claim severity are generally influenced by inflation in the medical and auto repair sectors, changes in attorney-represented and litigated claim behavior, the effectiveness and efficiency of claim settlements and changes in mix of claim types. When changes in claim data occur, actuarial judgment is used to determine appropriate development factors to establish reserves. The
Company’s reserving process incorporates changes in loss patterns, operational statistics and changes in claims reporting processes to determine its best estimate of recorded reserves.
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
The Company updates its reserve estimates at least quarterly as new information becomes available and as events unfold that may affect the resolution of unsettled claims. The Company conducts an annual review in the third quarter to evaluate, establish and adjust as necessary, asbestos, environmental and other run-off claims reserves. Changes in reserve estimates, which may be material, are reported in property and casualty insurance claims and claims expense in the Condensed Consolidated Statements of Operations in the period such changes are determined.
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
34 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Rollforward of the reserve for property and casualty insurance claims and claims expense
	Nine months ended September 30,
($ in millions)	2026	2025
Balance as of January 1	$41,079	$41,917
Less: recoverables (1)	8,012	8,602
Net balance as of January 1	33,067	33,315
Incurred claims and claims expense related to:
Current year	31,388	30,763
Prior years	(2,398)	(1,045)
Total incurred	28,990	29,718
Claims and claims expense paid related to:
Current year	(16,587)	(16,235)
Prior years	(11,975)	(12,688)
Total paid	(28,562)	(28,923)
Net balance as of September 30	33,495	34,110
Plus: recoverables	7,301	8,993
Balance as of September 30	$40,796	$43,103
(1)Recoverables comprises reinsurance and indemnification recoverables.
Incurred claims and claims expense represents the sum of paid losses, claim adjustment expenses and reserve changes in the period. This expense included losses from catastrophes of $4.61 billion and $4.75 billion in the nine months ended September 30, 2026 and 2025, respectively, net of recoverables.
Catastrophes are an inherent risk of the property and casualty insurance business that have contributed to, and will continue to contribute to, material year-to-year fluctuations in the Company’s results of operations and financial position.

Prior year reserve reestimates included in claims and claims expense (1)
	Excluding catastrophe losses		Catastrophe losses		Total
($ in millions)	2026	2025	2026	2025	2026	2025
Three months ended September 30,
Auto	$(876)	$(480)	$(8)	$(3)	$(884)	$(483)
Homeowners	(68)	(40)	19	(14)	(49)	(54)
Specialty lines	12	72	—	(6)	12	66
Commercial lines	(37)	(80)	(1)	(5)	(38)	(85)
Brokered solutions and collateral protection	(10)	(14)	—	—	(10)	(14)
Run-off Property-Liability (2)	216	146	—	—	216	146
Total prior year reserve reestimates	$(763)	$(396)	$10	$(28)	$(753)	$(424)

Nine months ended September 30,
Auto	$(2,353)	$(1,133)	$(19)	$(30)	$(2,372)	$(1,163)
Homeowners	(194)	(35)	71	3	(123)	(32)
Specialty lines	(58)	153	22	(11)	(36)	142
Commercial lines	(65)	(104)	(1)	—	(66)	(104)
Brokered solutions and collateral protection	(17)	(39)	—	—	(17)	(39)
Run-off Property-Liability (2)	216	151	—	—	216	151
Total prior year reserve reestimates	$(2,471)	$(1,007)	$73	$(38)	$(2,398)	$(1,045)
(1)Reserve releases are shown in parentheses.
(2)During the third quarter of 2026 and 2025, the Company’s annual reserve reviews, using established industry and actuarial best practices, resulted in reserve reestimates that increased reserves by $216 million and $146 million, respectively.
During the third quarter of 2026, favorable auto severity, excluding catastrophes, reflected improved prior period loss development and better than expected claim outcomes. Auto reserve releases for the third quarter of 2026 included $802 million related to auto injury coverages and $74 million related to other auto reserves. Approximately 28% of auto injury coverage reserve releases related to accident year 2025 and approximately 55% to 2023 and 2024.
During the first nine months of 2026, favorable auto severity, excluding catastrophes, reflected improved prior period loss development and better than expected claim outcomes. Auto reserve releases for the first nine months of 2026 included $2.07 billion related to auto injury coverages and $279 million related to other auto reserves. Approximately 29% of auto injury coverage reserve releases related to accident year 2025 and approximately 52% to 2023 and 2024.
Third Quarter 2026 Form 10-Q 35

Notes to Condensed Consolidated Financial Statements
For the third quarter of 2026 and first nine months of 2026, reserve releases in homeowners were primarily driven by favorable severity assumptions, offset by catastrophe reserve increases. Reserve releases in commercial lines were primarily driven by improved commercial auto injury severity.
Note 9 Reinsurance and Indemnification

Effects of reinsurance ceded and indemnification programs on property and casualty premiums earned and accident and health insurance premiums and contract charges
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Property and casualty insurance premiums earned	$(657)	$(640)	$(1,951)	$(1,791)
Accident and health insurance premiums and contract charges	(123)	(122)	(379)	(145)

Effects of reinsurance ceded and indemnification programs on property and casualty insurance claims and claims expense and accident, health and other policy benefits
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Property and casualty insurance claims and claims expense (1)	$(154)	$(163)	$(207)	$(1,989)
Accident, health and other policy benefits	(100)	(112)	(317)	(140)
(1)2025 includes ceded losses related to the Nationwide Reinsurance Program for the California wildfires.
Reinsurance and indemnification recoverables

Reinsurance and indemnification recoverables, net
($ in millions)	September 30, 2026	December 31, 2025
Property and casualty
Paid and due from reinsurers and indemnitors	$201	$267
Unpaid losses estimated (including IBNR)	7,301	8,012
Total property and casualty	$7,502	$8,279
Accident and health insurance	222	222
Total	$7,724	$8,501

Rollforward of credit loss allowance for reinsurance recoverables
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Property and casualty (1) (2)
Beginning balance	$(55)	$(63)	$(54)	$(63)
Increase in the provision for credit losses	(6)	(1)	(7)	(1)
Write-offs	1	10	1	10
Ending balance	$(60)	$(54)	$(60)	$(54)
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
36 www.allstate.com

Notes to Condensed Consolidated Financial Statements

Note 10 Company Restructuring

The Company undertakes various programs to reduce expenses. These programs generally involve a reduction in staffing levels, and in certain cases, office closures. Restructuring and related charges primarily include the following costs related to these programs:
•Employee - severance and relocation benefits
•Exit - contract termination penalties and real estate costs primarily related to accelerated amortization of right-of-use assets and related leasehold improvements at facilities to be vacated
The expenses related to these activities are included in the Condensed Consolidated Statements of Operations as restructuring and related charges and totaled $40 million and $17 million during the three months ended September 30, 2026 and 2025, respectively, and $52 million and $48 million during the nine months ended September 30, 2026 and 2025, respectively. The Company continues to identify ways to improve operating efficiency and reduce costs which may result in additional restructuring charges in the future.

Restructuring activity during the period
($ in millions)	Employee costs	Exit costs	Total liability
Restructuring liability as of December 31, 2025	$20	$3	$23
Expense incurred	58	2	60
Adjustments to liability	(4)	(4)	(8)
Payments and non-cash charges	(26)	(1)	(27)
Restructuring liability as of September 30, 2026	$48	$—	$48
As of September 30, 2026, the cumulative amount incurred to date for active programs related to employee severance and relocation benefits totaled $59 million.
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
The aggregate liability balance related to all guarantees was immaterial as of September 30, 2026.
Regulation and compliance
The Company is subject to extensive laws, regulations, administrative directives and regulatory actions, primarily in its property-liability business, by individual U.S. states and Canadian provinces. From time to time, regulatory authorities or legislative bodies seek to influence and restrict premium rates, require premium refunds to policyholders, require reinstatement of terminated policies, prescribe rules or guidelines on how affiliates compete in the marketplace, restrict the ability of insurers to cancel or non-renew policies, require insurers to continue to write new policies or limit their ability to write new
Third Quarter 2026 Form 10-Q 37

Notes to Condensed Consolidated Financial Statements

policies, limit insurers’ ability to change coverage terms or to impose underwriting standards, impose additional regulations regarding agency and broker compensation, regulate the nature of and amount of investments, impose fines and penalties for unintended errors or mistakes, impose additional regulations regarding cybersecurity and privacy, restrict the use of advanced technologies, non-traditional data sources, or large language models and otherwise expand overall regulation of insurance products and the insurance industry.
In addition, the Company is subject to laws and regulations administered and enforced by federal agencies, international agencies and other organizations, including but not limited to the SEC, the Financial Industry Regulatory Authority, the U.S. Equal Employment Opportunity Commission and the U.S. Department of Justice.
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
Legal and regulatory proceedings and inquiries
The Company and certain subsidiaries are involved in a number of lawsuits, regulatory inquiries and other legal proceedings arising out of various aspects of its business.
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
For certain of the matters described below in the "Claims-related proceedings” and "Other proceedings” subsections, the Company is able to estimate the reasonably possible loss or range of loss above the amount accrued, if any. In determining whether it is possible to estimate the reasonably possible loss or range of loss, the Company reviews and evaluates the disclosed matters, in conjunction with counsel, in light of potentially relevant factual and legal developments.
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
The Company currently estimates that the aggregate range of reasonably possible loss in excess of the amount accrued, if any, for the disclosed matters where such an estimate is possible is zero to $137 million, pre-tax. This disclosure is not an indication of expected loss, if any. Under accounting guidance, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote” if “the chance of the future event or events occurring is slight.” This estimate is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimate will change from time to time, and actual results may vary significantly from the current estimate. The estimate does not include matters or losses for which an estimate is not possible. Therefore, this estimate represents an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Company’s maximum possible loss exposure. Information is provided below regarding the nature of all of the disclosed matters and, where specified, the amount, if any, of plaintiff claims associated with these loss contingencies.
Due to the complexity and scope of the matters disclosed in the “Claims-related proceedings” and
“Other proceedings” subsections below and the many uncertainties that exist, the ultimate outcome of these matters cannot be predicted and in the Company’s judgment, a loss, in excess of amounts accrued, if any, is not probable. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described below, as they are resolved over time, is not likely to have a material effect on the financial position of the Company.
Claims-related proceedings The Company is subject to lawsuits in multiple states that raise challenges to the Company’s depreciation practices in homeowner property claims. In these lawsuits, plaintiffs generally allege that, when calculating actual cash value, the costs of “non-materials” such as labor, general contractor’s overhead and profit and sales tax should not be subject to depreciation. The plaintiffs seek damages and declaratory relief.
The Company is subject to lawsuits in multiple states alleging that the Company underpays total loss vehicle physical damage claims on auto policies. The alleged systematic underpayments result from the following theories: (a) the third-party valuation tool used by the Company as part of a comprehensive adjustment process is allegedly flawed, biased, or contrary to applicable law; and/or (b) the Company allegedly does not pay sales tax, title fees, registration fees and/or other specified fees or costs that are allegedly mandatory under policy language or state legal authority. The plaintiffs seek damages, equitable relief, attorneys’ fees and costs. The court has granted preliminary approval of a settlement in one of the cases, Katz v. Esurance Property and Casualty Insurance Company.
The Company is subject to lawsuits in the U.S. District Court for the District of Arizona that allege underpayment of uninsured/underinsured motorist claims, including Dorazio v. Allstate Fire and Casualty Insurance Company, filed December 2022. The plaintiffs allege that, where statute permits, they are entitled to combine separate uninsured/underinsured coverage limits of multiple vehicles into one higher coverage limit. The plaintiffs seek damages, punitive damages and attorneys’ fees. The court has granted final approval of a settlement in one of the cases, Loughran v. MIC General Insurance Corporation.
The Company is subject to a lawsuit brought by the Oklahoma Attorney General in July 2026, currently pending in the U.S. District Court for the Western District of Oklahoma, which alleges that the Company’s homeowners insurance practices violate the Oklahoma Consumer Protection Act and the Oklahoma Racketeer-Influenced and Corrupt Organizations Act. The suit seeks injunctive relief, restitution, disgorgement, statutory damages, civil penalties and attorneys' fees.
Third Quarter 2026 Form 10-Q 39

Notes to Condensed Consolidated Financial Statements

Other proceedings
The Company is subject to lawsuits in the U.S. District Court for the Eastern District of California, including Holland Hewitt v. Allstate Life Insurance Company, filed May 2020, related to the alleged failure by former life insurance subsidiaries to comply with certain California statutes which address contractual grace periods and lapse notice requirements for certain life insurance policies. The plaintiffs seek damages and injunctive relief.
The Company is subject to a lawsuit brought by the Department of Justice in the U.S. District Court for the Western District of Pennsylvania, United States v. National General Holdings Corp., et al., filed July 2024, which alleges that certain services that National General provided as a vendor to a large national bank for its collateral protection insurance program violated the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (the “Act”). The suit seeks civil monetary penalties available under the Act.
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
The Company is subject to a lawsuit in the U.S. District Court for the Central District of California, Canchola, et al. v. Allstate Insurance Company, filed March 2023. Plaintiffs generally allege that Allstate owes them business expenses incurred in their operation of Allstate Exclusive Agencies under the California Labor Code because they were misclassified as independent contractors. On September 10, 2026, the court entered an order decertifying the class, which plaintiffs are appealing. The Company continues to defend the litigation and oppose plaintiffs’ allegations.
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
Note 12 Benefit Plans

Components of net cost (benefit) for pension and other postretirement plans
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Pension benefits
Service cost	$29	$28	$87	$79
Interest cost	59	58	176	177
Expected return on plan assets	(82)	(77)	(243)	(233)
Costs and expenses	6	9	20	23
Remeasurement of projected benefit obligation	(244)	20	(283)	128
Remeasurement of plan assets	222	(127)	135	(158)
Remeasurement (gains) losses	(22)	(107)	(148)	(30)
Pension net benefit	$(16)	$(98)	$(128)	$(7)

Postretirement benefits
Service cost	$—	$—	$—	$—
Interest cost	1	2	5	6
Amortization of prior service credit	—	(1)	(1)	(1)
Costs and expenses	1	1	4	5
Remeasurement of benefit obligation	(6)	(1)	(7)	—
Remeasurement (gains) losses	(6)	(1)	(7)	—
Postretirement net (benefit) cost	$(5)	$—	$(3)	$5

Pension and postretirement benefits
Costs and expenses	$7	$10	$24	$28
Remeasurement (gains) losses	(28)	(108)	(155)	(30)
Total net benefit	$(21)	$(98)	$(131)	$(2)
Differences in actual experience and changes in other assumptions affect our pension and other postretirement obligations and expenses. Differences between expected and actual returns on plan assets affect remeasurement (gains) losses.
40 www.allstate.com

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

Pension and postretirement benefits remeasurement gains and losses
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Remeasurement of benefit obligation (gains) losses:
Discount rate	$(274)	$29	$(343)	$93
Other assumptions	24	(10)	53	35
Remeasurement of plan assets (gains) losses	222	(127)	135	(158)
Remeasurement (gains) losses	$(28)	$(108)	$(155)	$(30)
Remeasurement gains of $28 million and $155 million for the third quarter and first nine months of 2026, respectively, are primarily related to an increase in the liability discount rate, partially offset by unfavorable asset performance compared to expected return on plan assets and changes in other actuarial assumptions.
For the third quarter of 2026, the actual return on plan assets was lower than the expected return due to lower fixed income valuations. For the first nine months of 2026, the actual return on plan assets was lower than the expected return due to lower fixed income valuations, partially offset by higher public equity valuations.
The weighted average discount rate used to measure the pension benefit obligation increased to 6.55% on September 30, 2026 compared to 5.73% on June 30, 2026 and 5.52% at December 31, 2025, resulting in gains for the third quarter and first nine months of 2026.
The Company made a discretionary contribution of $35 million to the qualified pension plan in September 2026.
Note 13 Supplemental Cash Flow Information

Non-cash investing activities include $31 million and $44 million related to mergers and exchanges completed with equity securities, fixed income securities, bank loans, commercial mortgages and limited partnerships for the nine months ended September 30, 2026 and 2025, respectively. Non-cash investing activities include $3 million related to warrants received as consideration for management services that were exercised, resulting in an increase in equity method investments for the nine months ended September 30, 2026. Non-cash investing activities include $1 million related to right-of-use property and equipment obtained in exchange for lease obligations for the nine months ended September 30, 2025.
Non-cash financing activities include $38 million and $26 million related to the issuance of Allstate common shares for vested equity awards for the nine months ended September 30, 2026 and 2025, respectively.
Cash flows used in operating activities in the Condensed Consolidated Statements of Cash Flows
include cash paid for operating leases related to amounts included in the measurement of lease liabilities of $64 million and $80 million for the nine months ended September 30, 2026 and 2025, respectively. Non-cash operating activities include $14 million and $45 million related to right-of-use assets obtained in exchange for lease obligations for the nine months ended September 30, 2026 and 2025, respectively.
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
Third Quarter 2026 Form 10-Q 41

Notes to Condensed Consolidated Financial Statements

($ in millions)	Nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net change in proceeds managed
Net change in fixed income securities	$(441)	$(99)
Net change in short-term investments	232	282
Operating cash flow (used) provided	(209)	183
Net change in cash	—	(1)
Net change in proceeds managed	$(209)	$182

Net change in liabilities
Liabilities for collateral, beginning of period	$(1,934)	$(2,041)
Liabilities for collateral, end of period	(2,143)	(1,859)
Operating cash flow provided (used)	$209	$(182)
Note 14 Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) on a pre-tax and after-tax basis
($ in millions)	Three months ended September 30,
	2026			2025
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(2,791)	$600	$(2,191)	$482	$(105)	$377
Less: reclassification adjustment of realized capital gains and losses	(312)	66	(246)	79	(17)	62
Unrealized net capital gains and losses	(2,479)	534	(1,945)	403	(88)	315
Unrealized foreign currency translation adjustments	(13)	3	(10)	51	(11)	40
Unamortized pension and other postretirement prior service credit (1)	—	—	—	(1)	—	(1)
Discount rate for reserve for future policy benefits	—	—	—	1	—	1
Other comprehensive (loss) income	$(2,492)	$537	$(1,955)	$454	$(99)	$355

	Nine months ended September 30,
	2026			2025
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(3,133)	$674	$(2,459)	$1,049	$(230)	$819
Less: reclassification adjustment of realized capital gains and losses	(175)	37	(138)	(383)	80	(303)
Unrealized net capital gains and losses	(2,958)	637	(2,321)	1,432	(310)	1,122
Unrealized foreign currency translation adjustments	(103)	22	(81)	100	(21)	79
Unamortized pension and other postretirement prior service credit (1)	(1)	—	(1)	(1)	—	(1)
Discount rate for reserve for future policy benefits	—	—	—	(17)	4	(13)
Other comprehensive (loss) income	$(3,062)	$659	$(2,403)	$1,514	$(327)	$1,187
(1)    Represents prior service credits reclassified out of other comprehensive income and amortized into operating costs and expenses.
42 www.allstate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of The Allstate Corporation
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Allstate Corporation and subsidiaries (the “Company”) as of September 30, 2026, the related condensed consolidated statements of operations, comprehensive income (loss) and shareholders’ equity for the three-month and nine-month periods ended September 30, 2026 and 2025, and of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
November 4, 2026
Third Quarter 2026 Form 10-Q 43

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
Macroeconomic impacts
Macroeconomic factors have and may continue to impact the results of our operations, financial condition and liquidity. These conditions include U.S. government fiscal and monetary policies, tariff measures, military conflicts, supply chain disruptions, volatility in global energy markets and labor availability. Increased oil prices may contribute to higher transportation, manufacturing and repair costs. If sustained, these conditions may change claims frequency in auto coverages and may increase severity in auto and homeowners coverages and place additional pressure on operating costs and consumer affordability. We continue to monitor these conditions and reflect our current expectations in pricing and reserving; however, uncertainty remains regarding the extent and duration of these impacts.
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
In the personal property-liability businesses, this has five key components:
•Improving customer value
•Expanding customer access
•Increasing sophistication and investment in customer acquisition
•Deploying a new technology ecosystem
•Driving organizational transformation
We are expanding Protection Services businesses internationally and by leveraging the Allstate brand, customer base and capabilities.
Acquisitions
In October 2026, Arity, a subsidiary of The Allstate Corporation, acquired substantially all of the assets of INRIX, Inc., a provider of transportation intelligence and mobility analytics. The acquisition expands Arity’s mobility data and analytics capabilities. Certain acquisition-related disclosures are not yet available due to the timing of the transaction. In November 2026, Arity entered into a definitive agreement to acquire the remaining ownership of Replica, a mobility data and technology company. The acquisition is expected to close before the end of 2026, subject to customary closing conditions.

44 www.allstate.com

Financial Highlights
($ in millions)

Q1	Q2	Q3

Consolidated net income applicable to common shareholders decreased $1.67 billion to $2.05 billion in the third quarter of 2026 compared to the third quarter of 2025, primarily due to increased catastrophe losses, a gain on sale of the group health business in 2025 and net losses on investments and derivatives, partially offset by increased premiums earned. Net income increased $1.36 billion to $7.72 billion in the first nine months of 2026 compared to the first nine months of 2025, primarily due to higher underwriting income, net investment income, and valuation gains on equity investments, partially offset by gains on the sales of the employer voluntary benefits and group health businesses in 2025.
Total revenues increased 0.5% to $17.35 billion in the third quarter of 2026 compared to the third quarter of 2025, primarily due to higher auto and homeowners insurance policies in force, homeowners insurance average premium and net investment income, partially offset by net losses on investments and derivatives. Total revenues increased 5.1% to $52.89 billion in the first nine months of 2026 compared to the first nine months of 2025, primarily due to higher auto and homeowners insurance policies in force, homeowners insurance average premium, net investment income and valuation gains on equity investments.
Net investment income increased $228 million to $1.18 billion in the third quarter of 2026 and increased $567 million to $3.12 billion in the first nine months of 2026 compared to the same periods of 2025, due to both higher market-based and performance-based investment results.
Investments totaled $87.38 billion as of September 30, 2026, increasing from $83.24 billion as of December 31, 2025.
Allstate shareholders’ equity was $32.31 billion as of September 30, 2026, increasing from $30.61 billion as of December 31, 2025, primarily due to net income, partially offset by common share repurchases, unrealized net capital losses and dividends to shareholders.
Book value per diluted common share (ratio of Allstate common shareholders’ equity to total common shares outstanding and dilutive potential common shares outstanding) was $120.23 as of September 30, 2026, an increase of 25.3% from $95.95 as of September 30, 2025, and an increase of 10.9% from $108.45 as of December 31, 2025.
Return on average Allstate common shareholders’ equity for the 12 months ended September 30, 2026, was 41.3%, an increase of 4.1 points from 37.2% for the 12 months ended September 30, 2025.
Third Quarter 2026 Form 10-Q 45

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
For segment results, services provided by Protection Services to Allstate Protection are not eliminated as management considers those transactions in assessing the results of the respective segments. The effects of intersegment transactions are eliminated in the consolidated results.
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
•Average premium-gross written (“average premium”): gross premiums written divided by issued item count. Gross premiums written include the impacts from discounts, surcharges and ceded reinsurance premiums and exclude the impacts from mid-term premium adjustments and premium refund accruals. Average premiums represent the appropriate policy term for each line, typically six months for an auto policy and 12 months for a homeowners policy.
•Implemented rate changes: represents the impact in the locations (U.S. states, the District of Columbia or Canadian provinces) where rate changes were implemented during the period as a percentage of total prior year-end premiums written.

46 www.allstate.com

Property-Liability Operations

Underwriting results
	Three months ended September 30,		Nine months ended September 30,
($ in millions, except ratios)	2026	2025	2026	2025
Premiums written	$16,020	$15,630	$46,076	$44,974

Premiums earned	$15,086	$14,533	$44,806	$42,906
Other revenue	564	518	1,676	1,510
Total revenue	15,650	15,051	46,482	44,416
Claims and claims expense	(9,743)	(8,466)	(28,403)	(29,210)
Amortization of DAC	(1,854)	(1,757)	(5,515)	(5,231)
Other costs and expenses	(1,954)	(1,873)	(5,717)	(5,259)
Restructuring and related charges	(39)	(15)	(46)	(44)
Amortization of purchased intangibles	(38)	(46)	(115)	(138)
Underwriting income	$2,022	$2,894	$6,686	$4,534

Catastrophe losses
Catastrophe losses, excluding reserve reestimates	$1,640	$586	$4,539	$4,788
Catastrophe reserve reestimates (1)	10	(28)	73	(38)
Total catastrophe losses	$1,650	$558	$4,612	$4,750

Prior year reserve reestimates, excluding catastrophes (1)	$(763)	$(396)	$(2,471)	$(1,007)
Prior year reserve reestimates (1)	(753)	(424)	(2,398)	(1,045)

GAAP operating ratios
Loss ratio	64.6	58.3	63.4	68.1
Expense ratio (2)	22.0	21.8	21.7	21.3
Combined ratio	86.6	80.1	85.1	89.4
Effect of catastrophe losses on combined ratio	10.9	3.8	10.3	11.1
Effect of prior year reserve reestimates on combined ratio	(5.0)	(2.9)	(5.3)	(2.5)
Effect of catastrophe losses included in prior year reserve reestimates on combined ratio	0.1	(0.2)	0.2	(0.1)
Effect of restructuring and related charges on combined ratio	0.2	0.1	0.1	0.1
Effect of amortization of purchased intangibles on combined ratio	0.3	0.3	0.3	0.3
Effect of Run-off Property-Liability business on combined ratio	1.4	1.0	0.5	0.3
(1)Reserve releases are shown in parentheses.
(2)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.
Third Quarter 2026 Form 10-Q 47

Segment Results Allstate Protection
Allstate Protection Segment

Underwriting results
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Premiums written	$16,020	$15,630	$46,076	$44,974

Premiums earned	$15,086	$14,533	$44,806	$42,906
Other revenue	564	518	1,676	1,510
Total revenue	15,650	15,051	46,482	44,416
Claims and claims expense	(9,527)	(8,320)	(28,187)	(29,059)
Amortization of DAC	(1,854)	(1,757)	(5,515)	(5,231)
Other costs and expenses	(1,952)	(1,873)	(5,714)	(5,257)
Restructuring and related charges	(39)	(15)	(46)	(44)
Amortization of purchased intangibles	(38)	(46)	(115)	(138)
Underwriting income	$2,240	$3,040	$6,905	$4,687

Catastrophe losses	$1,650	$558	$4,612	$4,750
Underwriting income decreased $800 million in the third quarter of 2026 compared to the third quarter of 2025, due to higher losses, primarily from catastrophes, and increased expenses partially offset by an increase in earned premiums and the benefit of prior year reserve releases. Underwriting income increased $2.22 billion in the first nine months of 2026 compared to the first nine months of 2025, primarily due to an increase in premiums earned and the benefit of prior year reserve releases, partially offset by higher losses, excluding catastrophes, and increased expenses.

Underwriting income (loss)
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Auto	$1,623	$1,726	$4,958	$3,873
Homeowners	452	1,107	1,363	580
Specialty lines (1)	52	61	317	(15)
Commercial lines	55	93	89	92
Brokered solutions and collateral protection (2)	58	53	178	157
Total	$2,240	$3,040	$6,905	$4,687
(1)Includes renters, condominium, landlord, boat, umbrella, manufactured home, scheduled personal property, auto assigned risk and valuable item protection products.
(2)Brokered solutions and collateral protection includes brokered property and casualty and life and annuity products, Answer Financial and lender-placed products.

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

Premiums written
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Auto	$9,884	$9,869	$29,306	$29,250
Homeowners	4,950	4,607	13,443	12,455
Specialty lines	923	887	2,577	2,481
Commercial lines	115	101	348	295
Brokered solutions and collateral protection	148	166	402	493
Total premiums written	$16,020	$15,630	$46,076	$44,974

Premiums earned
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Auto	$9,654	$9,593	$28,845	$28,468
Homeowners	4,325	3,880	12,690	11,308
Specialty lines	839	800	2,481	2,320
Commercial lines	113	99	321	316
Brokered solutions and collateral protection	155	161	469	494
Total premiums earned	$15,086	$14,533	$44,806	$42,906

Policies in force
	As of September 30,
(In thousands)	2026	2025
Auto	26,204	25,332
Homeowners	7,896	7,642
Specialty lines	5,021	4,908
Commercial lines	198	174
Total	39,319	38,056
Auto insurance premiums written increased $15 million in the third quarter of 2026 compared to the third quarter of 2025 and increased $56 million in the first nine months of 2026 compared to the first nine months of 2025, primarily due to the following factors:
•Increased new issued applications driven by growth in the independent agency and direct channels during the quarter and across all channels year-to-date
•PIF increased 3.4% or 872 thousand to 26,204 thousand as of September 30, 2026 compared to September 30, 2025
Third Quarter 2026 Form 10-Q 49

Segment Results Allstate Protection
•Lower Allstate brand average premiums resulting from a shift in product mix towards affordable, simple and connected protection
We will pursue rate adjustments in states where we are achieving acceptable returns, while implementing rates where needed to keep pace with increasing costs.

Auto premium measures and statistics
	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
New issued applications (in thousands)
Allstate Protection by channel
Exclusive agency	812	823	(1.3)%	2,424	2,335	3.8%
Independent agency	775	696	11.4	2,262	2,067	9.4
Direct	887	809	9.6	2,532	2,274	11.3
Total new issued applications	2,474	2,328	6.3%	7,218	6,676	8.1%

Allstate brand average premium	$811	$853	(4.9)%	$821	$852	(3.6)%
Homeowners insurance premiums written increased 7.4% or $343 million in the third quarter of 2026 compared to the third quarter of 2025 and increased 7.9% or $988 million in the first nine months of 2026 compared to the first nine months of 2025, primarily due to the following factors:
•Higher Allstate brand average premiums resulting from rate increases and inflation in insured home replacement costs, combined with growth in policies in force
•In the nine months ended September 30, 2026, rate increases of 4.8% were implemented resulting in a total estimated insurance premium impact of 1.8%, excluding the impact of changes in insured home replacement costs
•PIF increased 3.3% or 254 thousand to 7,896 thousand as of September 30, 2026 compared to September 30, 2025
•Increased new issued applications driven by growth in the independent agency and direct channels during the quarter and across all channels year-to-date
In Florida, we are not writing new homeowners business and completed the non-renewal of certain policies during the second quarter of 2026. In California, we write a limited amount of new homeowners business through North Light Specialty Insurance Company, our excess and surplus lines carrier.
We may not be able to grow in certain states without regulatory or legislative reforms that enable customers to be provided coverage at appropriate risk adjusted returns.

Homeowners premium measures and statistics
	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
New issued applications (in thousands)
Allstate Protection by channel
Exclusive agency	253	262	(3.4)%	754	745	1.2%
Independent agency	73	41	78.0	174	136	27.9
Direct	84	69	21.7	251	164	53.0
Total new issued applications	410	372	10.2%	1,179	1,045	12.8%

Allstate brand average premium	$2,408	$2,296	4.9%	$2,391	$2,262	5.7%
Specialty lines premiums written increased 4.1% or $36 million in the third quarter of 2026 compared to the third quarter of 2025 and increased 3.9% or $96 million in the first nine months of 2026 compared to the first nine months of 2025, primarily due to increases in landlords and personal umbrella policies, partially offset by a decrease in auto assigned risk policies purchased from other carriers. In Florida, we are not writing new condominium business and we completed the non-renewal of certain policies during the second quarter of 2026.
Commercial lines premiums written increased 13.9% or $14 million in the third quarter of 2026 compared to the third quarter of 2025 and increased 18.0% or $53 million in the first nine months of 2026 compared to the first nine months of 2025, primarily due to an increase in new issued applications and higher average premiums from current offerings.
Brokered solutions and collateral protection premiums written decreased 10.8% or $18 million in the third quarter of 2026 compared to the third quarter of 2025 and decreased 18.5% or $91 million in the first
50 www.allstate.com

Allstate Protection Segment Results
nine months of 2026 compared to the first nine months of 2025, primarily due to lower premiums from lender-placed agent business.
GAAP operating ratios include loss ratio, expense ratio and combined ratio to analyze our profitability trends. Frequency and severity changes are used to describe the trends in loss costs.

Combined ratios
	Loss ratio		Expense ratio (2)		Combined ratio
	2026	2025	2026	2025	2026	2025
Three months ended September 30,
Auto	61.6	60.6	21.6	21.4	83.2	82.0
Homeowners	67.2	48.5	22.3	23.0	89.5	71.5
Specialty lines (1)	68.5	75.1	25.3	17.3	93.8	92.4
Commercial lines	32.7	(19.2)	18.6	25.3	51.3	6.1
Brokered solutions and collateral protection	38.1	28.0	24.5	39.1	62.6	67.1

Total	63.2	57.3	22.0	21.8	85.2	79.1
Impact of amortization of purchased intangibles			0.3	0.3	0.3	0.3
Impact of restructuring and related charges			0.2	0.1	0.2	0.1

Nine months ended September 30,
Auto	61.2	64.9	21.6	21.5	82.8	86.4
Homeowners	67.1	73.4	22.2	21.5	89.3	94.9
Specialty lines (1)	67.0	83.9	20.2	16.7	87.2	100.6
Commercial lines	53.0	42.7	19.3	28.2	72.3	70.9
Brokered solutions and collateral protection	39.7	38.9	22.3	29.3	62.0	68.2

Total	62.9	67.8	21.7	21.3	84.6	89.1
Impact of amortization of purchased intangibles			0.3	0.3	0.3	0.3
Impact of restructuring and related charges			0.1	0.1	0.1	0.1
(1)Expense ratio includes other revenue of $27 million and $113 million for the three and nine months ended September 30, 2026, respectively, compared to $43 million and $134 million for the three and nine months ended September 30, 2025, respectively, for fees on auto assigned risk policies.
(2)Other revenue is deducted from operating costs and expenses in the expense ratio calculation.

Loss ratios
	Loss ratio		Effect of catastrophe losses (1) (2)		Effect of prior year reserve reestimates		Effect of catastrophe losses included in prior year reserve reestimates
	2026	2025	2026	2025	2026	2025	2026	2025
Three months ended September 30,
Auto	61.6	60.6	2.2	0.7	(9.2)	(5.0)	(0.1)	—
Homeowners	67.2	48.5	30.8	12.3	(1.1)	(1.4)	0.5	(0.4)
Specialty lines	68.5	75.1	9.8	1.0	1.4	8.3	—	(0.7)
Commercial lines	32.7	(19.2)	0.9	(3.0)	(33.7)	(85.9)	(0.9)	(5.1)
Brokered solutions and collateral protection	38.1	28.0	16.8	3.1	(6.5)	(8.7)	—	—
Total	63.2	57.3	10.9	3.8	(6.4)	(3.9)	0.1	(0.2)

Nine months ended September 30,
Auto	61.2	64.9	1.8	1.7	(8.3)	(4.1)	(0.1)	(0.1)
Homeowners	67.1	73.4	29.8	34.6	(1.0)	(0.3)	0.5	—
Specialty lines	67.0	83.9	10.2	12.2	(1.5)	6.1	0.9	(0.4)
Commercial lines	53.0	42.7	0.6	0.6	(20.5)	(32.9)	(0.3)	—
Brokered solutions and collateral protection	39.7	38.9	13.4	11.7	(3.6)	(7.9)	—	—
Total	62.9	67.8	10.3	11.1	(5.8)	(2.8)	0.2	(0.1)
(1)The ten-year average effect of total catastrophe losses on the total combined ratio was 9.1 points and 10.3 points in the third quarter and first nine months of 2026, respectively.
(2)The ten-year average effect of homeowners catastrophe losses on the total homeowners combined ratio was 26.3 points and 32.7 points in the third quarter and first nine months of 2026, respectively.
Third Quarter 2026 Form 10-Q 51

Segment Results Allstate Protection
Auto loss ratio increased 1.0 point in the third quarter of 2026 compared to the third quarter of 2025, driven by higher losses, partially offset by the benefit of prior year reserve releases. The third quarter of 2026 benefited from 1.6 points of favorable development for claims reported in the first half of 2026. Auto loss ratio decreased 3.7 points in the first nine months of 2026 compared to the first nine months of 2025, driven by the benefit of prior year reserve releases, excluding catastrophes. Estimated report year 2026 incurred claim severity for Allstate brand increased compared to report year 2025 for major coverages, reflecting ongoing inflationary pressures, including rising medical costs and continued increases in attorney representation.
Homeowners loss ratio increased 18.7 points in the third quarter of 2026 compared to the third quarter of 2025, primarily due to higher catastrophe losses, partially offset by an increase in premiums earned. The third quarter of 2026 benefited from 1.8 points of favorable development for claims reported in the first half of 2026. Homeowners loss ratio decreased 6.3 points in the first nine months of 2026 compared to the first nine months of 2025, primarily due to lower catastrophe losses and increased premiums earned. Gross claim frequency, excluding catastrophes, increased in the third quarter and first nine months of 2026 compared to the same periods of 2025. Paid claim severity, excluding catastrophes, increased in the third quarter and first nine months of 2026 compared to the same periods of 2025, primarily due to fire perils. Homeowners paid claim severity can be impacted by both the mix of perils and the magnitude of specific losses paid during the quarter.
Specialty lines loss ratio decreased 6.6 points in the third quarter of 2026 compared to the third quarter of 2025, primarily due to lower reserve strengthening partially offset by higher catastrophe losses. Specialty lines loss ratio decreased 16.9 points in the first nine months of 2026 compared to the first nine months of 2025, primarily due to the benefit of prior year reserve releases, excluding catastrophes, and increased premiums earned.
Commercial lines loss ratio increased 51.9 points and increased 10.3 points in the third quarter and first nine months of 2026, respectively, compared to the same periods of 2025, primarily due to lower prior year reserve releases.
Brokered solutions and collateral protection loss ratio increased 10.1 points in the third quarter of 2026, compared to the third quarter of 2025, primarily due to higher catastrophe losses and lower premiums earned. Brokered solutions and collateral protection loss ratio increased 0.8 points in the first nine months of 2026 compared to the first nine months of 2025, primarily due to a decrease in premiums earned and lower prior year reserve releases, partially offset by lower non-catastrophe losses.
Catastrophe losses increased $1.09 billion to $1.65 billion in the third quarter of 2026 compared to the third quarter of 2025, driven by two large wind/hail events and more frequent smaller events. Catastrophe losses decreased $138 million to $4.61 billion in the first nine months of 2026 compared to the first nine months of 2025. Results in 2025 included $1.11 billion of losses related to California wildfire events.
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
52 www.allstate.com

Allstate Protection Segment Results

Catastrophe losses by the type of event
	Three months ended September 30,				Nine months ended September 30,
($ in millions)	Number of events	2026	Number of events	2025	Number of events	2026	Number of events	2025
Hurricanes/tropical storms	3	$38	—	$—	3	$38	—	$—
Wind/hail	57	1,517	35	649	120	4,114	85	3,746
Wildfires	4	99	1	3	8	131	4	1,092
Freeze/other events	—	—	1	2	2	256	1	2
Prior year reserve reestimates (1)		21		(19)		90		31
Prior year aggregate reinsurance recoveries		(11)		(9)		(17)		(69)
Current year aggregate reinsurance recoveries		—		(4)		—		(52)
Prior quarter reserve reestimates		(14)		(64)		—		—
Total catastrophe losses	64	$1,650	37	$558	133	$4,612	90	$4,750	(2)
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
Catastrophe reinsurance The catastrophe reinsurance program is part of our catastrophe management strategy, which is intended to provide shareholders with long-term returns on the risks assumed in our property business, reduce earnings volatility and provide protection to our customers. The current catastrophe reinsurance program supports our risk and return framework which incorporates robust economic capital modeling and is informed by catastrophe risk models including hurricanes, earthquakes and wildfires. As of September 30, 2026, the modeled 1-in-100 annual aggregate probable maximum loss for hurricane, earthquake and wildfire perils was approximately $3.3 billion, net of reinsurance. We continually review our aggregate risk appetite and the cost and availability of reinsurance to optimize the risk and return profile of this exposure.
Our 2026 program includes coverage for losses to personal lines property, personal lines automobile, commercial lines property or commercial lines automobile arising out of multiple perils, in addition to hurricanes, earthquakes and wildfires. Additional information regarding our 2026 catastrophe reinsurance program is included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026 in the Allstate Protection Segment section of MD&A.
The total cost of our property catastrophe reinsurance programs, excluding reinstatement premiums, during the third quarter and first nine months of 2026 was $350 million and $1.04 billion, respectively, compared to $352 million and $914 million in the third quarter and first nine months of 2025. Catastrophe placement premiums reduce net written and earned premium with approximately 83% of the reduction related to homeowners premium.
Prior year reserve reestimates, including catastrophes, decreased reserves by $969 million in the third quarter of 2026 and $2.61 billion in the first nine months of 2026.
During the third quarter and first nine months of 2026, favorable auto severity, excluding catastrophes, reflected improved prior period loss development and better than expected claim outcomes.
Auto reserve releases for the third quarter of 2026 included $802 million related to auto injury coverages and $74 million related to other auto reserves. Approximately 28% of auto injury coverage reserve releases related to accident year 2025 and approximately 55% to 2023 and 2024.
Auto reserve releases during the first nine months of 2026 included $2.07 billion related to auto injury coverages and $279 million related to other auto reserves. Approximately 29% of auto injury coverage reserve releases related to accident year 2025 and approximately 52% to 2023 and 2024.
For the third quarter and first nine months of 2026, reserve releases in homeowners were primarily driven by favorable severity assumptions, offset by catastrophe reserve increases. Reserve releases in commercial lines were primarily driven by improved commercial auto injury severity.
For a more detailed discussion on reinsurance and reserve reestimates, see Note 8 of the condensed consolidated financial statements.
Third Quarter 2026 Form 10-Q 53

Segment Results Allstate Protection

Prior year reserve reestimates
	Three months ended September 30,				Nine months ended September 30,
	Prior year reserve reestimates (1)		Effect on combined ratio (2)		Prior year reserve reestimates (1)		Effect on combined ratio (2)
($ in millions, except ratios)	2026	2025	2026	2025	2026	2025	2026	2025
Auto	$(884)	$(483)	(5.9)	(3.3)	$(2,372)	$(1,163)	(5.3)	(2.7)
Homeowners	(49)	(54)	(0.3)	(0.4)	(123)	(32)	(0.3)	(0.1)
Specialty lines	12	66	0.1	0.5	(36)	142	(0.1)	0.3
Commercial lines	(38)	(85)	(0.3)	(0.6)	(66)	(104)	(0.1)	(0.2)
Brokered solutions and collateral protection	(10)	(14)	—	(0.1)	(17)	(39)	—	(0.1)
Total Allstate Protection	$(969)	$(570)	(6.4)	(3.9)	$(2,614)	$(1,196)	(5.8)	(2.8)
(1)Reserve releases are shown in parentheses.
(2)Ratios are calculated using Allstate Protection premiums earned.
Expense ratio increased 0.2 points in the third quarter of 2026 compared to the third quarter of 2025 primarily due to an increase in amortization of DAC, higher expenses related to premium growth, employee-related costs and restructuring expenses. Expense ratio increased 0.4 points in the first nine months of 2026 compared to the first nine months of 2025 due to an increase in amortization of DAC, higher advertising, expenses related to premium growth and employee-related costs.

Impact of specific costs and expenses on the expense ratio
	Three months ended September 30,			Nine months ended September 30,
($ in millions, except ratios)	2026	2025	Change	2026	2025	Change
Amortization of DAC	$1,854	$1,757	$97	$5,515	$5,231	$284
Advertising expense	589	575	14	1,657	1,540	117
Other costs and expenses, net of other revenue	799	780	19	2,381	2,207	174
Amortization of purchased intangibles	38	46	(8)	115	138	(23)
Restructuring and related charges	39	15	24	46	44	2
Total underwriting expenses	$3,319	$3,173	$146	$9,714	$9,160	$554

Premiums earned	$15,086	$14,533	$553	$44,806	$42,906	$1,900

Expense ratio
Amortization of DAC	12.3	12.1	0.2	12.3	12.2	0.1
Advertising expense	3.9	4.0	(0.1)	3.7	3.6	0.1
Other costs and expenses, net of other revenue	5.3	5.3	—	5.3	5.1	0.2
Subtotal	21.5	21.4	0.1	21.3	20.9	0.4
Amortization of purchased intangibles	0.3	0.3	—	0.3	0.3	—
Restructuring and related charges	0.2	0.1	0.1	0.1	0.1	—
Total expense ratio	22.0	21.8	0.2	21.7	21.3	0.4
54 www.allstate.com

Run-off Property-Liability Segment Results
Run-off Property-Liability Segment

Underwriting results
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Claims and claims expense
Asbestos claims	$(81)	$(62)	$(81)	$(62)
Environmental claims	(57)	(27)	(57)	(27)
Other run-off lines	(78)	(57)	(78)	(62)
Claims and claims expense	$(216)	$(146)	$(216)	$(151)
Operating costs and expenses	(2)	—	(3)	(2)
Underwriting loss	$(218)	$(146)	$(219)	$(153)
Annual reserve review In the third quarter of 2026 and 2025, we performed our annual reserve review using established industry and actuarial best practices. The annual review resulted in reserve reestimates that increased reserves by $216 million and $146 million in 2026 and 2025, respectively. The reserve reestimates are included as part of claims and claims expense.
The reserve reestimates in 2026 were primarily driven by higher claim frequency and severity for asbestos claims and emerging claims activity and expected settlement values on environmental and other mass tort claims.
The reserve reestimates in 2025 were primarily related to new reported information for asbestos claims, new reported claims for environmental and other mass tort claims and increased projections for claims expenses.
We believe that our reserves are appropriately established based on available facts, technology, laws, regulations and assessments of other pertinent factors and characteristics of exposure (e.g., claim activity, potential liability, jurisdiction, products versus non-products exposure) presented by individual policyholders, assuming no change in the legal, legislative or economic environment. However, as we progress with the resolution of disputed claims in the courts and arbitrations and with negotiations and settlements, our reported losses may be more variable.

Reserves for asbestos, environmental and other run-off claims before and after the effects of reinsurance
($ in millions)	September 30, 2026	December 31, 2025
Asbestos claims
Gross reserves	$1,141	$1,098
Reinsurance	(342)	(329)
Net reserves	799	769
Environmental claims
Gross reserves	356	302
Reinsurance	(58)	(55)
Net reserves	298	247
Other run-off claims
Gross reserves	536	452
Reinsurance	(56)	(36)
Net reserves	480	416
Total
Gross reserves	2,033	1,852
Reinsurance	(456)	(420)
Net reserves	$1,577	$1,432
Third Quarter 2026 Form 10-Q 55

Segment Results Run-off Property-Liability

Reserves by type of exposure before and after the effects of reinsurance
($ in millions)	September 30, 2026	December 31, 2025
Direct excess commercial insurance
Gross reserves	$1,227	$1,063
Reinsurance	(378)	(341)
Net reserves	849	722
Assumed reinsurance coverage
Gross reserves	609	584
Reinsurance	(59)	(54)
Net reserves	550	530
Direct primary commercial insurance
Gross reserves	92	98
Reinsurance	(19)	(24)
Net reserves	73	74
Unallocated loss adjustment expenses
Gross reserves	105	107
Reinsurance	—	(1)
Net reserves	105	106
Total
Gross reserves	2,033	1,852
Reinsurance	(456)	(420)
Net reserves	$1,577	$1,432

Percentage of gross and ceded reserves by case and incurred but not reported (“IBNR”)
	September 30, 2026		December 31, 2025
	Case	IBNR	Case	IBNR
Direct excess commercial insurance
Gross reserves (1)	56%	44%	57%	43%
Ceded (2)	70	30	66	34
Assumed reinsurance coverage
Gross reserves	31	69	32	68
Ceded	37	63	44	56
Direct primary commercial insurance
Gross reserves	38	62	38	62
Ceded	78	22	72	28
(1)Approximately 57% and 66% of gross case reserves as of September 30, 2026 and December 31, 2025, respectively, are subject to settlement agreements that define and limit our obligations.
(2)Approximately 62% and 73% of ceded case reserves as of September 30, 2026 and December 31, 2025, respectively, are subject to settlement agreements that define and limit our obligations.

Gross payments from case reserves by type of exposure
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Direct excess commercial insurance
Gross (1)	$16	$14	$62	$74
Ceded (2)	(5)	(6)	(23)	(27)
Assumed reinsurance coverage
Gross	10	21	22	37
Ceded	(1)	(5)	(1)	(6)
Direct primary commercial insurance
Gross	1	2	6	4
Ceded	—	(1)	(2)	(2)
(1)In the third quarter and first nine months of 2026, 65% and 81% of payments related to settlement agreements, respectively, compared to 81% and 90% in the third quarter and first nine months of 2025, respectively.
(2)In the third quarter and first nine months of 2026, 66% and 88% of payments related to settlement agreements, respectively, compared to 84% and 91% in the third quarter and first nine months of 2025, respectively.
56 www.allstate.com

Run-off Property-Liability Segment Results
Total net reserves as of September 30, 2026, included $855 million or 54% of estimated IBNR reserves compared to $761 million or 53% of estimated IBNR reserves as of December 31, 2025.
Total gross payments were $27 million and $90 million for the third quarter and first nine months of 2026, respectively, compared to $37 million and $115 million for the third quarter and first nine months of 2025, respectively. Payments primarily related to settlement agreements reached with several insureds on large claims, mainly asbestos-related losses, where the scope of coverages has been agreed upon. The claims associated with these settlement agreements are expected to be substantially paid out over the next several years as qualified claims are submitted by these insureds.
Third Quarter 2026 Form 10-Q 57

Segment Results Protection Services
Protection Services Segment

Summarized financial information
($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Premiums written	$809	$749	$2,305	$2,139

Revenues
Premiums	$770	$720	$2,273	$2,086
Other revenue	124	124	364	363
Intersegment insurance premiums and service fees (1)	43	33	109	106
Net investment income	27	25	75	74
Total revenue	964	902	2,821	2,629

Costs and expenses
Claims and claims expense	(208)	(193)	(605)	(524)
Amortization of DAC	(358)	(337)	(1,062)	(983)
Operating costs and expenses	(316)	(310)	(935)	(909)
Restructuring and related charges	(1)	(1)	(5)	(2)

Income tax expense on operations	(17)	(16)	(51)	(51)

Less: noncontrolling interest	—	(1)	(1)	(1)

Adjusted net income	$64	$46	$164	$161

Protection Plans	$47	$34	$130	$130
Roadside	14	12	39	34
Dealer Services	7	6	15	14
Identity Protection	2	2	5	5
Arity	(6)	(8)	(25)	(22)
Adjusted net income	$64	$46	$164	$161

Policies in force
Protection Plans			169,823	163,451
Roadside			1,654	1,119
Dealer Services			3,557	3,681
Identity Protection			2,782	2,694
Policies in force as of September 30 (in thousands)			177,816	170,945
(1)Primarily related to Arity and Roadside and are eliminated in our condensed consolidated financial statements.
Premiums written increased 8.0% or $60 million in the third quarter of 2026 and increased 7.8% or $166 million in the first nine months of 2026 compared to the same periods of 2025, primarily due to continued growth at Protection Plans.
Adjusted net income increased 39.1% or $18 million in the third quarter of 2026 compared to the third quarter of 2025, primarily reflecting improved profitability at Protection Plans driven by higher gross margins and reduced operating expenses. Adjusted net income increased 1.9% or $3 million in the first nine months of 2026 compared to the first nine months of 2025, primarily reflecting growth at Roadside.
PIF increased 4.0% or 7 million as of September 30, 2026 compared to September 30, 2025 due to growth at Protection Plans.
Other revenue remained stable in the third quarter of 2026 and increased 0.3% or $1 million in the first nine months of 2026 compared to the same periods of 2025.
Intersegment premiums and service fees increased 30.3% or $10 million in the third quarter of 2026 and increased 2.8% or $3 million in the first nine months of 2026 compared to the first nine months of 2025, primarily driven by Arity, partially offset by Roadside.
Claims and claims expense increased 7.8% or $15 million in the third quarter of 2026 and increased 15.5% or $81 million in the first nine months of 2026 compared to the same periods of 2025, primarily driven by increased loss costs at Protection Plans.
Amortization of DAC increased 6.2% or $21 million in the third quarter of 2026 and increased 8.0% or $79 million in the first nine months of 2026 compared to the same periods of 2025, driven by growth at Protection Plans.
Operating costs and expenses increased 1.9% or $6 million in the third quarter of 2026 compared to the third quarter of 2025 primarily due to expenses related to growth at Roadside and Arity. Operating costs and expenses increased 2.9% or $26 million in the first nine
58 www.allstate.com

Protection Services Segment Results
months of 2026 compared to the same periods of 2025, primarily due to expenses related to growth at Protection Plans.
Third Quarter 2026 Form 10-Q 59

Investments
Investments

Portfolio composition and strategy (1)
	September 30, 2026
($ in millions)	Property-Liability	Protection Services	Corporate and all other	Total
Fixed income securities (2)	$51,063	$1,701	$7,482	$60,246
Equity securities (3)	8,798	502	872	10,172
Mortgage loans, net	1,040	—	—	1,040
Limited partnership interests	9,052	—	6	9,058
Short-term investments (4)	4,591	296	892	5,779
Other investments, net	1,080	—	—	1,080
Total	$75,624	$2,499	$9,252	$87,375
Percent to total	86.5%	2.9%	10.6%	100.0%

Market-based	$65,891	$2,460	$9,207	$77,558
Performance-based	9,733	39	45	9,817
Total	$75,624	$2,499	$9,252	$87,375
(1)    Balances reflect the elimination of related-party investments between segments.
(2)    Fixed income securities are carried at fair value. Amortized cost, net for these securities was $53.37 billion, $1.78 billion, $7.68 billion and $62.82 billion for Allstate Protection and Run-off Property-Liability, Protection Services, Corporate and all other, and in total, respectively.
(3)    Equity securities are carried at fair value. The fair value of equity securities held as of September 30, 2026, was $972 million in excess of cost. Equity securities include $2.45 billion of funds with underlying investments in fixed income and short-term securities as of September 30, 2026.
(4)    Short-term investments are carried at fair value.
Investments totaled $87.38 billion as of September 30, 2026, increasing from $83.24 billion as of December 31, 2025, primarily due to operating cash flows.
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
Private credit exposure We define private credit as investments in asset-based financing arrangements, corporate credit excluding SEC Rule 144a and similar exposures and certain consumer lending exposures. Our private credit investments are primarily originated by third-party asset managers with global credit platforms and are generally secured by collateral. Mortgage loans consist of residential loans, which are secured by collateral and have recourse to the borrower.
The following table reflects investments as of September 30, 2026 in private credit by investment type. We believe the portfolio is well positioned in the current market environment.

Private credit investments
	As of September 30, 2026
($ in millions)	Fixed income securities (1)	Bank loans (1)	Mortgage loans	Total
Asset-based financing	$99	$173	$544	$816
Corporate credit	200	239	—	439
Total carrying value	$299	$412	$544	$1,255
(1)    94% of fixed income securities and 93% of bank loans were rated investment grade.
60 www.allstate.com

Investments

Portfolio composition by investment strategy
	September 30, 2026
($ in millions)	Market- based	Performance-based	Total
Fixed income securities	$60,154	$92	$60,246
Equity securities	9,812	360	10,172
Mortgage loans, net	1,040	—	1,040
Limited partnership interests	267	8,791	9,058
Short-term investments	5,779	—	5,779
Other investments, net	506	574	1,080
Total	$77,558	$9,817	$87,375
Percent to total	88.8%	11.2%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$(2,572)	$—	$(2,572)
Short-term investments	(2)	—	(2)
Other investments	(2)	—	(2)
Total	$(2,576)	$—	$(2,576)
Fixed income securities

Fixed income securities by type
	Fair value as of
($ in millions)	September 30, 2026	December 31, 2025
U.S. government and agencies	$11,329	$18,133
Municipal	6,797	5,643
Corporate	36,374	30,401
Foreign government	1,666	1,460
Asset-backed securities (“ABS”)	2,058	1,352
Mortgage-backed securities (“MBS”)	2,022	2,126
Total fixed income securities	$60,246	$59,115
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
As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, the portfolio includes certain securities that have not yet been designated by the SVO as of each balance sheet date. The categorization of these securities is based on the expected ratings indicated by internal analysis.
As of September 30, 2026, fixed income securities, short-term investments and fixed income funds represented approximately 78% of total investments, of which 93% were investment grade. Credit ratings below investment grade are considered lower credit quality, which includes high yield bonds.
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
Third Quarter 2026 Form 10-Q 61

Investments

Fair value and unrealized net capital gains (losses) for fixed income securities by credit rating
	September 30, 2026
	NAIC 1		NAIC 2		NAIC 3
	A and above		BBB		BB
($ in millions)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$11,329	$(372)	$—	$—	$—	$—
Municipal	6,577	(398)	218	(15)	—	—
Corporate
Public	8,181	(353)	14,928	(743)	593	(19)
Privately placed	3,069	(98)	5,827	(237)	2,194	(81)
Total corporate	11,250	(451)	20,755	(980)	2,787	(100)
Foreign government	1,561	(47)	105	(9)	—	—
ABS	1,794	(19)	210	(1)	13	—
MBS	2,022	(127)	—	—	—	—
Total fixed income securities	$34,533	$(1,414)	$21,288	$(1,005)	$2,800	$(100)

	NAIC 4		NAIC 5-6		Total
	B		CCC and lower
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)
U.S. government and agencies	$—	$—	$—	$—	$11,329	$(372)
Municipal	—	—	2	2	6,797	(411)
Corporate
Public	76	(5)	—	—	23,778	(1,120)
Privately placed	1,372	(45)	134	(9)	12,596	(470)
Total corporate	1,448	(50)	134	(9)	36,374	(1,590)
Foreign government	—	—	—	—	1,666	(56)
ABS	—	—	41	4	2,058	(16)
MBS	—	—	—	—	2,022	(127)
Total fixed income securities	$1,448	$(50)	$177	$(3)	$60,246	$(2,572)
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
Equity securities of $10.17 billion primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust (“REITs”) equity investments. Exchange traded and mutual funds that have fixed income and short-term securities as their underlying investments total $2.45 billion as of September 30, 2026.
Mortgage loans of $1.04 billion comprise loans secured by first mortgages on developed commercial real estate of $671 million and residential mortgage loans of $369 million. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.
Limited partnership interests include $7.14 billion of interests in private equity funds, $1.65 billion of interests in real estate funds and $267 million of interests in other funds as of September 30, 2026. We have commitments to invest an additional $3.02 billion in limited partnership interests as of September 30, 2026.
Other investments include $555 million of direct investments in real estate and $517 million of bank loans, net as of September 30, 2026. We have commitments to invest an additional $189 million in bank loans as of September 30, 2026.
62 www.allstate.com

Investments

Unrealized net capital gains (losses)
	September 30,	December 31,
($ in millions)	2026	2025
U.S. government and agencies	$(372)	$(32)
Municipal	(411)	26
Corporate	(1,590)	351
Foreign government	(56)	(4)
ABS	(16)	4
MBS	(127)	40
Fixed income securities	(2,572)	385
Short-term investments	(2)	(1)
Derivatives	(2)	(2)
Unrealized net capital gains and losses, pre-tax	$(2,576)	$382

Gross unrealized gains (losses) on fixed income securities by type and sector
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
September 30, 2026
Corporate
Banking	$4,814	$4	$(154)	$4,664
Basic industry	1,553	1	(62)	1,492
Capital goods	3,664	3	(154)	3,513
Communications	3,007	2	(178)	2,831
Consumer goods (cyclical and non-cyclical)	7,648	6	(286)	7,368
Energy	4,320	8	(172)	4,156
Financial services	2,328	2	(92)	2,238
Technology	3,069	1	(169)	2,901
Transportation	1,168	1	(62)	1,107
Utilities	5,861	5	(274)	5,592
Other	532	—	(20)	512
Total corporate fixed income portfolio	37,964	33	(1,623)	36,374
U.S. government and agencies	11,701	—	(372)	11,329
Municipal	7,208	2	(413)	6,797
Foreign government	1,722	3	(59)	1,666
ABS	2,074	7	(23)	2,058
MBS	2,149	—	(127)	2,022
Total fixed income securities	$62,818	$45	$(2,617)	$60,246
Third Quarter 2026 Form 10-Q 63

Investments

Gross unrealized gains (losses) on fixed income securities by type and sector
($ in millions)	Amortized cost, net	Gross unrealized		Fair value
		Gains	Losses
December 31, 2025
Corporate
Banking	$3,720	$83	$(11)	$3,792
Basic industry	1,028	19	(9)	1,038
Capital goods	3,142	64	(22)	3,184
Communications	2,195	38	(21)	2,212
Consumer goods (cyclical and non-cyclical)	6,097	124	(42)	6,179
Energy	2,715	55	(17)	2,753
Financial services	2,430	39	(21)	2,448
Technology	2,956	40	(47)	2,949
Transportation	831	14	(6)	839
Utilities	4,465	104	(27)	4,542
Other	471	5	(11)	465
Total corporate fixed income portfolio	30,050	585	(234)	30,401
U.S. government and agencies	18,165	43	(75)	18,133
Municipal	5,617	87	(61)	5,643
Foreign government	1,464	13	(17)	1,460
ABS	1,348	8	(4)	1,352
MBS	2,086	41	(1)	2,126
Total fixed income securities	$58,730	$777	$(392)	$59,115
In general, gross unrealized losses are related to an increase in market yields, which may include increased risk-free interest rates and wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

Equity securities by sector
	September 30, 2026			December 31, 2025
($ in millions)	Cost	Over (under) cost	Fair value	Cost	Over (under) cost	Fair value

Banking	$382	$29	$411	$298	$58	$356
Basic industry	147	16	163	105	7	112
Capital goods	542	82	624	412	12	424
Communications	313	22	335	333	19	352
Consumer goods	1,344	114	1,458	1,107	22	1,129
Energy	243	70	313	187	8	195
Financial services	414	26	440	357	17	374
REITs	203	35	238	163	24	187
Technology	1,859	602	2,461	2,039	133	2,172
Transportation	77	12	89	51	2	53
Utilities	162	(11)	151	167	(4)	163
Other	4	(1)	3	5	(2)	3
Directly held equity securities	5,690	996	6,686	5,224	296	5,520
Funds
Equities	1,003	34	1,037	1,544	67	1,611
Fixed income and short-term	2,505	(58)	2,447	1,257	8	1,265
Other	2	—	2	1	1	2
Total funds	3,510	(24)	3,486	2,802	76	2,878
Total equity securities	$9,200	$972	$10,172	$8,026	$372	$8,398
64 www.allstate.com

Investments

Net investment income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Fixed income securities	$759	$634	$2,135	$1,844
Equity securities	53	19	148	56
Mortgage loans	15	11	39	30
Limited partnership interests	354	226	800	494
Short-term investments	48	104	155	273
Other investments	26	26	80	71
Investment income, before expense	1,255	1,020	3,357	2,768
Investment expense
Investee level expenses	(13)	(13)	(41)	(34)
Securities lending expense	(18)	(21)	(52)	(64)
Operating costs and expenses	(47)	(37)	(140)	(113)
Total investment expense	(78)	(71)	(233)	(211)
Net investment income	$1,177	$949	$3,124	$2,557

Market-based	$887	$780	$2,515	$2,232
Performance-based	368	240	842	536
Investment income, before expense	$1,255	$1,020	$3,357	$2,768
Net investment income increased 24.0% or $228 million in the third quarter of 2026 and increased 22% or $567 million in the first nine months of 2026 compared to the same periods of 2025, primarily related to growth in market-based income from increased average investment balances and higher fixed income yields and higher performance-based investment results.

Performance-based investment income
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Private equity	$328	$197	$582	$374
Real estate	40	43	260	162
Total performance-based income before investee level expenses	$368	$240	$842	$536

Investee level expenses (1)	(13)	(13)	(41)	(34)
Total performance-based income	$355	$227	$801	$502
(1)Investee level expenses include asset level operating expenses on directly held real estate and other consolidated investments reported in investment expense.
Performance-based investment income increased 56.4% or $128 million in the third quarter of 2026 and increased 59.6% or $299 million in the first nine months of 2026 compared to the same periods of 2025 primarily due to private equity valuation increases. Performance-based investment income in the first nine months of 2026 also benefitted from real estate valuation increases.
Performance-based investment results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales. The Company typically employs a lag in recording and recognizing changes in valuations of limited partnership interests due to the availability of investee financial statements. As a result, performance-based income in the third quarter of 2026 is primarily comprised of operating and market performance and results of our investments for the three months ended June 30, 2026, and may not reflect all economic conditions, including the effects of macroeconomic impacts referred to in the Highlights section of MD&A.
Third Quarter 2026 Form 10-Q 65

Investments

Components of net gains (losses) on investments and derivatives and the related tax effect
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Sales	$(413)	$69	$(497)	$(313)
Credit losses (1)	(30)	(23)	(55)	(103)
Valuation change of equity investments - appreciation (decline):
Equity securities	5	175	798	221
Equity fund investments in fixed income securities and short-term investments	(79)	16	(95)	22
Limited partnerships (2)	13	9	27	10
Total valuation of equity investments	(61)	200	730	253
Valuation change and settlements of derivatives	(41)	6	(73)	(78)
Net gains (losses) on investments and derivatives, pre-tax	(545)	252	105	(241)
Income tax benefit (expense)	117	(56)	(24)	49
Net gains (losses) on investments and derivatives, after-tax	$(428)	$196	$81	$(192)

Market-based (1)	$(526)	$222	$116	$(267)
Performance-based	(19)	30	(11)	26
Net gains (losses) on investments and derivatives, pre-tax	$(545)	$252	$105	$(241)
(1)Nine months ended 2025 includes losses recorded for variable interests in Reciprocal Exchanges. See Note 7 for further details.
(2)Relates to limited partnerships where the underlying assets are predominately public equity securities.
Net losses on investments and derivatives in the third quarter of 2026 primarily related to losses on sales of fixed income securities associated with ongoing portfolio management, valuation change on equity fund investments in fixed income securities and short-term investments and valuation change and settlements of derivatives primarily related to interest rate futures used to manage duration. Fixed income and derivative results reflected the impact of higher interest rates during the quarter. Net gains on investments and derivatives in the first nine months of 2026 primarily related to valuation gains on equity investments, partially offset by losses on sales of fixed income securities, net losses on valuation change and settlements of derivatives primarily related to interest rate futures used to manage duration and credit losses.

Net gains (losses) on performance-based investments and derivatives
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Sales	$(13)	$(38)	$22	$(41)
Credit losses	(30)	(17)	(52)	(28)
Valuation change of equity investments	20	79	4	145
Valuation change and settlements of derivatives	4	6	15	(50)
Total performance-based	$(19)	$30	$(11)	$26
66 www.allstate.com

Capital Resources and Liquidity
Capital Resources and Liquidity
Capital resources consist of shareholders’ equity and debt, representing funds deployed or available to be deployed to support business operations or for general corporate purposes.

Capital resources
($ in millions)	September 30, 2026	December 31, 2025
Preferred stock, common stock, treasury stock, retained income and other shareholders’ equity items	$34,459	$30,355
Accumulated other comprehensive (loss) income	(2,148)	255
Total Allstate shareholders’ equity	32,311	30,610
Debt (1)	7,494	7,490
Total capital resources	$39,805	$38,100
Ratio of debt to Allstate shareholders’ equity	23.2%	24.5%
Ratio of debt to capital resources	18.8	19.7
(1)Net of debt issuance costs of $47 million and $51 million as of September 30, 2026 and December 31, 2025, respectively.
Allstate shareholders’ equity increased in the first nine months of 2026, primarily due to net income, partially offset by common share repurchases, unrealized net capital losses and dividends to shareholders. In the nine months ended September 30, 2026, we paid dividends of $816 million and $88 million related to our common and preferred shares, respectively.
Debt maturities We have $550 million of debt that is scheduled to mature in December 2026.

Debt maturities for each of the next five years and thereafter (excluding issuance costs)
($ in millions)
2027	$—
2028	—
2029	500
2030	600
2031	—
Thereafter	5,891
Total long-term debt principal	$6,991
Common share repurchases On February 4, 2026, the Board of Directors authorized a common share repurchase program for $4.00 billion which must be completed by February 29, 2028. As of September 30, 2026, there was $1.35 billion remaining on the $4.00 billion common share repurchase program.
During the first nine months of 2026, we repurchased 13 million common shares, or 4.9% of total common shares outstanding at December 31, 2025, for $2.91 billion.
Common shareholder dividends On January 2, 2026, April 1, 2026 and July 1, 2026, we paid a common shareholder dividend of $1.00, $1.08 and $1.08, respectively. On July 8, 2026, we declared a common shareholder dividend of $1.08 payable on October 1, 2026.
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
In August 2026, S&P affirmed The Allstate Corporation’s (the “Corporation”) senior debt and short-term issuer ratings of BBB+ and A-2, respectively, and Allstate Insurance Company’s (“AIC”) insurance financial strength rating of A+. The outlook for the ratings changed from stable to positive.
In September 2026, A.M. Best affirmed the Corporation’s senior debt and short-term issuer ratings of a- and AMB-1, respectively, and AIC’s insurance financial strength rating of A+. The outlook for the ratings is stable.
There have been no changes to any of our ratings from Moody’s since December 31, 2025.
Liquidity sources and uses We actively manage our financial position and liquidity levels in light of changing market, economic and business conditions. Liquidity is managed at both the entity and enterprise level across the Company and is assessed on both base and stressed level liquidity needs. We believe we have sufficient liquidity to meet these needs. As of September 30, 2026, we held $26.94 billion of cash, U.S. government and agencies fixed income securities, public equity securities and short-term investments, which we would expect to be able to liquidate within one week.
Additionally, we have existing intercompany agreements in place that facilitate liquidity management across the Company to enhance flexibility.
The Corporation is party to an Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) with certain subsidiaries, which includes, but is not limited to, AIC. The Liquidity Agreement allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes. The Liquidity Agreement does not establish a commitment to advance funds on the part
Third Quarter 2026 Form 10-Q 67

Capital Resources and Liquidity

of any party. AIC serves as a lender and borrower, certain other subsidiaries serve only as borrowers, and the Corporation serves only as a lender. The maximum amount of potential funding under each of these agreements is $1.00 billion.
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
Parent company capital capacity At the parent holding company level, we have investments totaling $9.04 billion as of September 30, 2026, primarily comprised of cash and short-term, fixed income and equity securities that are generally saleable within one quarter. The earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.
Based on the greater of 2025 statutory net income or 10% of actual December 31, 2025 statutory surplus, the maximum amount of dividends that AIC will be able to pay, without prior Illinois Department of Insurance approval, at a given point in time through February 2027, is $7.98 billion, less dividends paid during the preceding 12 months measured at that point in time. During the first nine months of 2026, $4.75 billion of dividends have been paid.
Dividends may not be paid or declared on our common stock and shares of common stock may not be repurchased unless the full dividends for the latest completed dividend period on our preferred stock have been declared and paid or provided for.
The terms of our outstanding subordinated debentures also prohibit us from declaring or paying any dividends or distributions on our common or preferred stock or redeeming, purchasing, acquiring, or making liquidation payments on our common stock or preferred stock if we have elected to defer interest payments on the subordinated debentures, subject to certain limited exceptions. In the first nine months of 2026, we did not defer interest payments on the subordinated debentures.
Additional resources to support liquidity are as follows:
•The Corporation and AIC have access to a $750 million unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is November 2027. The facility is fully subscribed among 11 lenders with the largest commitment being $95 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing, subject to the lenders’ commitment. This facility has a financial covenant requiring that we not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 13.7% as of September 30, 2026. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2026.
•To cover short-term cash needs, the Corporation has access to a commercial paper facility with a borrowing capacity limited to any undrawn credit facility balance up to $750 million.
•As of September 30, 2026, there were no balances outstanding for the credit facility or the commercial paper facility, and therefore the remaining borrowing capacity was $750 million.
•The Corporation has access to a universal shelf registration statement with the Securities and Exchange Commission that was filed on April 30, 2024 and expires in 2027. We can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 651 million shares of treasury stock as of September 30, 2026), preferred stock, depositary shares, warrants, stock purchase contracts and stock purchase units. The specific terms of any securities we issue under this registration statement will be provided in the applicable prospectus supplements.
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
Macro, Regulatory and Risk Environment (28) conditions in the global economy and capital markets, including changes in U.S. trade and tariff policy, new or additional U.S. and responsive non-U.S. tariffs and our ability to plan for and respond to the impact of those changes; (29) restrictions on liquidity or availability of credit on acceptable terms; (30) widespread disruptive or destabilizing events; (31) changing climate and weather conditions; (32) practices relating to environmental and social matters; (33) evolving privacy and data security regulation and increased focus on enforcement; (34) restrictive regulations and uncertainty around the interpretation and implementation of regulations in the U.S. and internationally; (35) regulatory and federal agency reforms; (36) losses from legal and regulatory actions; (37) changes in or the application of accounting standards and changes in tax laws; and (38) misconduct or fraudulent acts by employees, agents and third parties.
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
Changes in Internal Control over Financial Reporting During the fiscal quarter ended September 30, 2026, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Third Quarter 2026 Form 10-Q 69

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

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum approximate dollar value that may yet be purchased under the plans or programs (3)
July 1, 2026 - July 31, 2026
Open Market Purchases	1,326,370	$253.32	1,325,915
August 1, 2026 - August 31, 2026
Open Market Purchases	1,637,063	$261.23	1,636,700
September 1, 2026 - September 30, 2026
Open Market Purchases	1,979,592	$244.58	1,977,435
Total	4,943,025	$252.44	4,940,050	$1.35	billion
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
July: 455
August: 363
September: 2,157
(2)From time to time, repurchases under our programs are executed under the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1(c) of the Securities Exchange Act of 1934.
(3)On February 4, 2026, the Board of Directors authorized a common share repurchase program for $4.00 billion which must be completed by February 29, 2028.
Item 5. Other Information
On September 23, 2026, Jesse E. Merten, Executive Vice President and President, Property-Liability, Allstate Insurance Company, adopted a Rule 10b5-1 trading plan. The Rule 10b5-1 plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Merten’s Rule 10b5-1 plan provides for the sale of up to 10,555 shares of the Company’s common stock. The Rule 10b5-1 plan expires on April 14, 2027, or upon the earlier completion of all authorized transactions thereunder.

During the three months ended September 30, 2026, no other director or officer who is required to file reports under Section 16 of the Securities Exchange Act adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

10.1	Offer Letter to Christian M. Lown dated June 29, 2026					X
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 4, 2026, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
Third Quarter 2026 Form 10-Q 71

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Allstate Corporation
(Registrant)

November 4, 2026	By	/s/ Eric K. Ferren
Eric K. Ferren
Senior Vice President, Controller and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)

72 www.allstate.com